Form 10-Q
period 1995-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1995-11-06
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  September 30, 1995

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                         to



                 Commission file number          0-17691


                   Krupp Insured Plus-III Limited Partnership

     Massachusetts                                         0   4   -  3007489
  (State or other jurisdiction of                          (IRS employer
  incorporation or organization)                        identification no.)
  470 Atlantic Avenue, Boston, Massachusetts                        02210
  (Address of principal executive offices)                       (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

                         PART I.  FINANCIAL INFORMATION

  Item 1.     FINANCIAL STATEMENTS

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                ASSETS
                                                             September 30, December 31,
                                                                 1995          1994

            Participating Insured Mortgages ("PIMs")         $151,763,217  $152,438,036
            Mortgage-Backed Securities and insured
             mortgages ("MBS") (Note 2)                        35,957,215    36,259,855

                Total mortgage investments                    187,720,432   188,697,891

            Cash and cash equivalents                           3,217,139     3,257,180
            Interest receivable and other assets                1,963,833     2,088,083
            Prepaid acquisition expenses, net of
             accumulated amortization of $5,799,850 and
             $4,926,364, respectively                           6,531,213     7,404,699
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,969,753 and
             $1,626,410, respectively                           2,116,779     2,460,122

                Total assets                                 $201,549,396  $203,907,975


                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $     18,545  $     24,886

            Partners' equity (deficit) (Note 3):

              Limited Partners
                (12,770,261 Limited Partner interests
                outstanding)                                  201,616,485   203,934,646
              General Partners                                    (85,634)      (51,557)

                Total Partners' equity                        201,530,851   203,883,089

                Total liabilities and Partners' equity       $201,549,396  $203,907,975

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME



                                        For the Three Months Ended   For the Nine Months Ended
                                               September 30,                September 30,

                                            1995          1994           1995          1994

     Revenues:
       Interest income - PIMs
         Base interest                  $3,007,345    $2,804,421     $ 9,146,674   $ 9,043,827
         Participation interest             84,476        32,856         519,553       234,561
       Interest income - MBS               754,076       881,154       2,198,378     1,905,039
       Interest income - other              49,014       109,412         149,347       374,697

           Total revenues                3,894,911     3,827,843      12,013,952    11,558,124

     Expenses:
       Asset management fee
        to an affiliate                    355,579       356,866       1,058,696     1,055,796
       Expense reimbursements to
        affiliates                          51,402       106,316         152,318       318,946
       Amortization of prepaid expenses
        and fees                           405,610       385,466       1,216,829     1,165,604
       General and administrative           47,542        24,677         127,365       106,123

           Total expenses                  860,133       873,325       2,555,208     2,646,469

     Net income                         $3,034,778    $2,954,518     $ 9,458,744   $ 8,911,655

     Allocation of net income (Note 3):

       Limited Partners                 $2,943,735    $2,865,882     $ 9,174,982   $ 8,644,305

       Average net income per Limited
        Partner interest
        (12,770,261 Limited Partner
        interests outstanding)          $      .23    $      .23     $       .72   $       .68


       General Partners                 $   91,043    $   88,636     $   283,762   $   267,350

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS



                                                                 For the Nine Months Ended
                                                                      September 30,

                                                                    1995           1994

     Operating activities:
       Net income                                               $ 9,458,744    $ 8,911,655
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                1,216,829      1,165,604
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                                        124,250       (129,757)
           (Decrease) increase in liabilities                        (6,341)         9,240

               Net cash provided by operating activities         10,793,482      9,956,742

     Investing activities:
       Principal collections on MBS                               1,330,207      4,654,391
       Principal collections on PIMs                                674,819        578,085
       Investment in MBS                                         (1,027,567)    (9,831,057)

               Net cash provided by (used for)
                investing activities                                977,459     (4,598,581)

     Financing activity:
       Distributions                                            (11,810,982)   (16,242,415)

     Net decrease in cash and cash equivalents                      (40,041)   (10,884,254)

     Cash and cash equivalents, beginning of period               3,257,180     16,853,047

     Cash and cash equivalents, end of period                   $ 3,217,139    $ 5,968,793

                                The accompanying notes are an integral
                                   part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


  1.    Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

        The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.    MBS

        At September 30, 1995, the Partnership's MBS portfolio has a market value of approximately $35,930,000 and unrealized gains and losses of $677,000 and $704,000, respectively, and maturity dates ranging from 2010 to 2033.

        On August 14, 1995, the Partnership's remaining construction phase MBS which had an interest rate of 8.125% per annum, reached final endorsement and was converted to a permanent MBS providing for monthly payments of principal and interest at the rate of 7.375% per annum.

  3.    Changes in Partners' Equity

        A summary of changes in Partners' Equity for the nine months ended September 30, 1995 is as follows:

                                                     Limited        General          Partners'
                                                     Partners       Partners          Equity
              Balance at December 31, 1994         $203,934,646     $(51,557)      $203,883,089
              Net income                              9,174,982      283,762          9,458,744
              Distributions                         (11,493,143)    (317,839)       (11,810,982)
              Balance at September 30, 1995        $201,616,485     $(85,634)      $201,530,851

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

              The most significant demand on the Partnership's liquidity are quarterly distributions paid to investors of approximately $3.8 million. Funds used for investor distributions come from interest income received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections, as a result, the capital resources of the Partnership will continually decrease. As a result of this, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors. Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate both on a short and long term basis unless there is a PIM prepayment or repayment.

              The Federal National Mortgage Association ("FNMA") is currently negotiating a loan workout with the underlying borrower of the Royal Palm Place Apartments PIM, which has a current face value of $15.6 million. Should the negotiations be unsuccessful FNMA would foreclose on the property and repay the Partnership the outstanding balance of the PIM. The Partnership would then distribute the proceeds to the Limited Partners as a special distribution.

              If the Partnership receives a repayment of the Royal Palm PIM it would reduce the asset base of the Partnership and future cash inflows from operating activities, so the Partnership would need to adjust the current distribution rate to reflect these lower cash inflows. Also, a repayment of the Royal Palm PIM as a result of a foreclosure would eliminate any future collection of additional interest related to the participation features by the Partnership. At this time, the General Partners cannot determine if the PIM will be restructured or paid off.

  Assessment of Credit Risk

              The Partnership's investments in mortgages are guaranteed or insured by FNMA, Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

              FNMA   is   a  federally-chartered   private   corporation  that
  guarantees obligations originated under its programs. FHLMC is a federally-chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions
              Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the nine months ended September 30, 1995 and the period from inception to September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                   (amounts    in   thousands, except
                                                           per unit amounts).
                                                  Nine Months Ended    Inception to
                                                  September 30, 1995  September 30, 1995
          Distributable Cash Flow:
          Income for tax purposes                       $ 9,966            $ 93,991
          Items not requiring or (not providing)
           the use of operating funds:
            Amortization of prepaid expenses, fees
             and organization costs                         710               5,891
            Acquisition expenses paid from
             offering proceeds charged to operations        -                   184
            Shared appreciation income                      -                  (800)
            Gain on sale of MBS                             -                  (253)
            Total Distributable Cash Flow ("DCF")       $10,676            $ 99,013
          Limited Partners Share of DCF                 $10,356            $ 96,043
          Limited Partners Share of DCF per Unit        $   .81            $   7.52 (b)
          General Partners Share of DCF                 $   320            $  2,970
          Net Proceeds from Capital Transactions:
          Principal collection and prepayments
           (including Shared Appreciation Income)
           on PIMs                                      $   675            $ 17,541
          Principal collections and sales proceeds
            on MBS (including gain on sale)               1,330              60,008
          Reinvestment of MBS and PIM principal
           collections                                   (1,028)            (41,960)
          MBS and PIM principal collections or
           prepayment (reserved for reinvestment)
           released from reserve                          1,030                -
          Total Net Proceeds from Capital Transactions  $ 2,007            $ 35,589
          Cash available for distribution               $12,683            $134,602
           (DCF plus proceeds from Capital transactions)
          Distributions:
            Limited Partners                            $11,494 (a)        $130,930 (a)
            Limited Partners Average per Unit           $   .90 (a)        $  10.25 (a)(b)
            General Partners                            $   321 (a)        $  2,971 (a)
                    Total Distributions                 $11,815            $133,901

  (a)  Includes an estimate of the distribution to be paid in November 1995.
  (b) Limited Partners average per Unit return of capital as of November 1995 is $2.73 [$10.25 - $7.52]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

       Net income consisted of the following during the three and nine months ended September 30, 1995 and 1994 (amounts in thousands):

                                             For the Three Months        For the Nine Months
                                              Ended September 30,        Ended September 30,

                                             1995          1994          1995           1994

        Interest income on PIMs:
          Base interest                     $3,008         $2,805       $ 9,147       $ 9,044
          Participation interest                85             33           520           235
        Interest income on MBS                 754            881         2,198         1,905
        Interest income - other                 49            110           149           375
        Partnership expenses                  (455)          (488)       (1,338)       (1,481)

          Distributable Cash Flow            3,441          3,341        10,676        10,078

        Amortization of prepaid fees
         and expenses                         (406)          (386)       (1,217)       (1,166)

          Net income                        $3,035         $2,955       $ 9,459       $ 8,912

  Net income  increased  for  the nine  months  ended September  30,  1995  as compared to the nine months ended September 30, 1994 due primarily to increases in participation interest income and interest income on MBS. Participation income from PIMs increased because more properties were able to generate sufficient cash flow to pay participation interest due to improvements in operating performance. Future receipts of participation interest will depend on whether the underlying properties continue to experience improvements in operating performance. Interest income on MBS increased due to the fundings of the construction phase MBS which achieved final endorsement in August 1995.

  Net income did not change materially during the third quarter of 1995 as compared to the third quarter of 1994.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION


  Item 1.     Legal Proceedings
              Response:  None

  Item 2.     Changes in Securities
              Response:  None

  Item 3.     Defaults upon Senior Securities
              Response:  None

  Item 4.     Submission of Matters to a Vote Security Holders
              Response:  None

  Item 5.     Other information
              Response:  None

  Item 6.     Exhibits and Reports on Form 8-K
              Response:  None

                                    SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  Krupp Insured Plus-III Limited Partnership
                                                  (Registrant)



                                  BY:  /s/Robert A. Barrows

                                       Robert A. Barrows
                                       Treasurer and Chief Accounting Officer of Krupp Plus Corporation, a General Partner.




  DATE:       October 24, 1995