Form 10-K
period 1995-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1996-03-28
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended       December 31, 1995

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                  to

  Commission file number                0-17691
        Krupp Insured Plus-III Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                             04-3007489
  (State or other jurisdiction of              (IRS Employer
  incorporation or organization)                Identification No.)

  470 Atlantic Avenue, Boston, Massachusetts           02210
  (Address of principal executive offices)         (Zip Code)

  (Registrant's telephone number, including area code)   (617) 423-2233

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited
  Partner Interests

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

  Aggregate market value of voting securities held by non-affiliates: Not applicable.

  Documents incorporated by reference:  see Part IV, Item 14

  The exhibit index is located on pages 8-14.

                                     PART I
  ITEM 1.  BUSINESS

      Krupp Insured Plus-III Limited Partnership (the "Partnership") is a Massachusetts limited partnership which was formed on March 21, 1988. The Partnership raised approximately $255 million through a public offering of limited partner interests evidenced by units of depositary receipts ("Units") and used the net proceeds primarily to acquire participating insured mortgages ("PIMs") and mortgage-backed securities ("MBS"). The Partnership considers itself to be engaged in only one industry segment, investment in mortgages.

      The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest and a participation feature that is not insured or guaranteed. The insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and interest on the insured mortgage and also provide for Partnership participation in the current revenue stream and in residual value, if any, as a result of a sale or other realization of the underlying property from the participation feature. The borrower conveys the participation rights to the Partnership through a subordinated promissory note and mortgage.

      The Partnership also acquired MBS collateralized by single-family or multi-family mortgage loans issued or originated by GNMA, FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") or the FHA. FNMA, FHLMC and GNMA guarantee the principal and basic interest of the FNMA, FHLMC and GNMA MBS, respectively. HUD insures the pooled mortgage loans underlying the GNMA MBS and FHA mortgage loans.

      Prior to June 22, 1995 the Partnership could reinvest or commit for reinvestment principal proceeds or other realization of the mortgages in new mortgages, but following that date, the Partnership must distribute to the investors through quarterly, or possibly special distributions, proceeds received from prepayments or other realizations of mortgage assets.

      Although the Partnership will terminate no later than December 31, 2028 it is expected that the value of the PIMs generally will be realized by the Partnership through repayment or sale as early as ten years from the dates of the closings of the permanent loans and that the Partnership will realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Partnership significantly prior to December 31, 2028.

      The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which can not be predicted. Such factors include interest rate fluctuation and the credit worthiness of GNMA, FNMA, HUD and FHLMC. Any ultimate realization of the participation features on PIMs is subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in government regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

      The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is now anticipated in the future.

      As of December 31, 1995, there were no personnel directly employed by the Partnership.

  ITEM 2.  PROPERTIES

      None.

  ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                     PART II

  ITEM 5.     MARKET   FOR  THE   REGISTRANT'S  COMMON   EQUITY  AND   RELATED
              STOCKHOLDER MATTERS

      There currently is no established trading market for the Units.

      The number  of investors  holding  Units as  of  December 31,  1995  was approximately 12,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

      The   Partnership  made  the   following  distributions,   in  quarterly
  installments, to its Partners during the two years ended December 31, 1995 and 1994:

                                                 1995                    1994
                                                       Average                 Average
                                           Amount     Per Unit    Amount      Per Unit

            Limited Partners            $15,324,192   $1.20     $21,242,039    $1.66

            General Partners                421,051                 400,197

                                        $15,745,243             $21,642,236

  ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Financial Statement Schedule, which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.

                                1995          1994        1993            1992          1991

       Total revenues       $ 15,728,883  $ 15,725,544 $ 16,164,307  $ 17,217,037  $ 18,110,154

       Net income             12,335,057    12,197,925   12,647,339    13,486,347    14,497,525

       Net income allocated
        to:
         Limited Partners     11,965,005    11,831,987   12,267,919    13,081,757    14,062,599
         Average per Unit            .94           .93          .96          1.02          1.10

         General Partners        370,052       365,938      379,420       404,590       434,926

       Total assets at
        December 31          201,760,285   203,907,975  213,344,580   222,293,447   230,468,829

       Distributions to:
         Limited Partners     15,324,192    21,242,039   21,183,876    21,213,068    21,198,422
         Average per Unit           1.20          1.66         1.66          1.66          1.66

         General Partners        421,051       400,197      411,646       453,383       485,305

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

      The most significant demand on the Partnership's liquidity are quarterly distributions paid to investors of approximately $3.8 million in 1995. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and certain principal collections received on the PIMs and MBS. The cash generated by these items totaled approximately $16.8 million in 1995. The Partnership funds a portion of the distributions from principal collections, as a result, the capital resources of the Partnership will continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

      The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution.

      During December 1995 the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity in 2006. Also, the Partnership will receive its pro-rata share of the $250,000 principal payments due on December 1 of each of the next four years. As a result of the modification, the Royal Palm PIM will continue to provide the Partnership with a competitive yield, potential participation in future income and appreciation, and principal and interest from the FNMA MBS will continue to be guaranteed by FNMA.

      For the first five years of the PIMs the borrowers are prohibited from repaying. For the second five years, the borrower can repay the loans incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by FNMA, FHLMC, GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions


      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1995 and the period from inception through December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                (Amounts in thousands, except
                                                                     per Unit amounts)
                                                                                Inception
                                                                Year Ended       Through
                                                                 12/31/95        12/31/95
            Distributable Cash Flow:

            Income for tax purposes                               $13,070        $ 97,095
            Items not requiring or (not providing)
             the use of operating funds:
              Amortization of prepaid expenses, fees
               and organization costs                                 888           6,069
              Acquisition expenses paid from offering
               proceeds charged to operations                        -                184
              Shared appreciation income                             -               (800)
              Gain on sale of MBS                                    -               (253)
              Total Distributable Cash Flow ("DCF")               $13,958        $102,295

            Limited Partners Share of DCF                         $13,539        $ 99,226

            Limited Partners Share of DCF per Unit                $  1.06        $   7.77 (c)
            General Partners Share of DCF                         $   419        $  3,069

            Net Proceeds from Capital Transactions:
            Principal collections and prepayments
             (including Shared appreciation income) on PIMs       $   972        $ 17,838
            Principal collections and sales proceeds on MBS
             (including gain on sale)                               1,866          60,544
            Reinvestment of MBS and PIM principal collections      (1,028)        (41,960)
            MBS and PIM principal collections or prepayment (reserved for reinvestment) released from
             reserve                                                1,030            -

            Total Net Proceeds from Capital Transactions          $ 2,840        $ 36,422

            Cash available for distribution
             (DCF plus proceeds from Capital transactions)        $16,798        $138,717

            Distributions:
              Limited Partners                                    $15,324 (a)    $134,760 (b)
              Limited Partners Average per Unit                   $  1.20 (a)    $  10.55 (b)(c)

              General Partners                                    $   419 (a)    $  3,069 (b)

                    Total Distributions                           $15,743 (a)    $137,829 (b)

  (a) Represents all distributions paid in 1995 except the February 1995 distri-bution and includes an estimate of the distribution to be paid in February 1996.
  (b)         Includes distribution to be paid in February 1996.
  (c)         Limited  Partners  average  per Unit  return  of  capital as  of
              February 1996 is $2.78 [$10.55 - $7.77]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

    The following discussion relates to the operation of the Partnership during the years ended December 31, 1995, 1994 and 1993.

                                                           (Amounts in Thousands)
                                                    1995         1994          1993
              Interest income on PIMs:
                Base interest                     $12,078      $11,985       $12,024
                Participation interest received       544          302           208
              Interest income on MBS                2,913        2,665         2,827
              Interest income - other                 195          449           576Partnership expenses (1,772) (1,964) (1,995)

                   Distributable Cash Flow        $13,958      $13,437       $13,640

              Gain on sale of MBS                    -            -              247
              Accrued Participation income           -             324           281
              Amortization of prepaid expenses and fees (1,623) (1,563)       (1,521)

                 Net income                       $12,335      $12,198       $12,647

      Net income did not change materially during any of the three years in the periods ended December 31, 1995, primarily because the Partnership's investments in PIMs remained stable during these periods. Overall, the change in total interest income was not significant during the three years ended December 31, 1995. Participation interest received increased $242,000 or 80.1% during 1995 as compared to 1994 due to the Partnership receiving participation from 11 of the PIMs as compared to 8 PIMs in 1994. Interest income on MBS increased $248,000 in 1995 as compared to 1994 due primarily to the Partnership reinvesting approximately $12 million of principal collections in additional MBS to obtain the higher yields as compared to the available yields on short-term investments. These MBS acquisitions reduced cash available for short-term investment which resulted in a decline in interest income - other in 1995 as compared to 1994. Interest income on MBS decreased $162,000 or 6% during 1994 as compared to 1993 primarily as a result of significant prepayments caused by refinancings of the underlying mortgages during 1993 and the first half of 1994.

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A to this report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                 None.

                                    PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

                                     Position with
            Name and Age             Krupp Plus Corporation

            Douglas Krupp (49)       Co-Chairman of the Board
            George Krupp (51)        Co-Chairman of the Board
            Laurence Gerber (39)     President
            Peter F. Donovan (42)    Senior Vice President
            Robert A. Barrows (38)   Treasurer and  Chief Accounting Officer

     Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College.
  In 1989  he received an honorary  Doctor of  Science in Business
  Administration
  from this institution and was elected trustee in 1990. Mr. Krupp serves as Chairman of the Board and a Director of Berkshire Realty Company, Inc.(NYSE-BRI).

       George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in
  Boston with regional offices throughout the country.   A staff of  3,400 are
  responsible for more than $3 billion  under management for institutional and
  individual clients.   Mr. Krupp attended the  University of Pennsylvania and
  Harvard University. Mr. Krupp serves as Chairman of the Board and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

     Laurence Gerber  is the  President  and Chief  Executive  Officer of  The
  Berkshire Group.   Prior to  becoming President and Chief  Executive Officer
  in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance,
  mortgage banking, syndication and marketing.   Before joining  The Berkshire
  Group  in 1984,  he  was a  management  consultant  with Bain  &  Company, a
  national consulting firm  headquartered in Boston.   Prior to that, he was
  a senior   tax  accountant  with  Arthur  Andersen  &  Co.,  an  international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree
  with high  distinction from  Harvard  Business School.   He  is a  Certified
  Public Accountant.   Mr. Gerber also serves  as President and  a Director of
  Berkshire
  Realty  Company,  Inc.  (NYSE-BRI)   and  President  and  Trustee  of  Krupp
  Government Income Trust and Krupp Government Income Trust II.

     Peter F. Donovan is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $2.5 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

     Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire
  Group.   Mr. Barrows has  held several positions within  The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was
  an audit supervisor  for Coopers &  Lybrand   L.L.P. in Boston.   He received
  a B.S. degree from Boston College and is a Certified Public Accountant.

  ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1995, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,161 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is contained in Note F to the Partnership's Financial Statements presented in Appendix A to this report.

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1.   Financial  Statements -  see  Index  to Financial  Statements  and
            Schedule included under Item 8, Appendix A, on page F-2 of this report.

       2. Financial Statement Schedules - see Index to Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

  (b)  Exhibits:

       Number and Description
       Under Regulation S-K

       The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:
       (4) Instruments defining the rights of security holders including indentures:

              (4.1) Agreement of Limited Partnership dated as of June 22, 1988 [Exhibit A included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

              (4.2) Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Agreement of Limited Partnership [Exhibit D included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

              (4.3) Copy of First Amended and Restated Certificate of Limited Partnership filed with the Massachusetts Secretary of State on June 22, 1988. [Exhibit 4.4
                          to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

          (10) Material Contracts:

              (10.1) Revised form of Escrow Agreement [Exhibit 10.1 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)] *

              (10.2) Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Registration Statement on Form S-11 dated April 20, 1988 (File No. 33-21200)].*

                 Sundance Apartments

              (10.3)      Prospectus for GNMA Pools No. 276431 (CS) and 276432
                          (PL) [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.4) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 26, 1989 between Sundance Associates II, Ltd. and Krupp Insured Plus-III Limited Partnership [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Woodbine Apartments

              (10.5) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated August 23, 1989 between Woodbine II Investors Limited Partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.6) Participation Agreement dated August 23, 1989 between The Krupp Mortgage Corporation ("Mortgagee") and Krupp Insured Plus-III Limited Partnership (the "Participant") [Exhibit 19.4 to Registrant Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.7) Mortgage Note dated August 23, 1989 between Woodbine II Investors Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.8) Deed of Trust dated August 23, 1989 between Woodbine II Investors Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Ironwood Apartments

              (10.9) Prospectus for GNMA Pool No. 272542(CS) and 272543(PN). [Exhibit 19.7 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.10) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 18, 1989 between Ironwood Associates Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit
                          19.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.11) Mortgage Note dated July 18, 1989 between Ironwood Associates Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.12) Mortgage dated July 18, 1989 between Ironwood Associates Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Casa Marina Apartments

              (10.13)     Prospectus for GNMA Pool  No. 279699 (CS) and 279700
                          (PL) [Exhibit 19.11 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.14) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated June 29, 1989 between Beaux Gardens Associates, LTD., a Florida limited partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.15) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Rosewood Apartments

              (10.16) Prospectus for GNMA Pool No. 280647(CS) and 280648(PL) [Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

              (10.17) Security Deed Note, dated September 28, 1989 between Knight Davidson Rosewood I, a Georgia general partnership and Krupp Mortgage Corporation. [Exhibit
                          19.14 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.18) Security Deed dated September 28, 1989 between Knight Davidson Rosewood I, a Georgia general partnership and Krupp Mortgage Corporation. [Exhibit
                          19.15 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.19)     Subordinated   Multifamily  Deed   to   Secure  Debt
                          (including   Subordinated  Promissory   Note)  dated
                          September 28, 1989 between Knight Davidson RosewoodI, a Georgia general partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.16 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Windsor Court

              (10.20) Supplement to Prospectus for FNMA Pool No. MX-073006 [Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

              (10.21) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Sexton 1986 Windsor-V, an Indiana limited partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

                 Paddock Park II Apartments
              (10.22) Prospectus for FNMA Pool No. MX-073010 [Exhibit 19.1 to Registrants's Report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17691)].*

              (10.23) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated February 21, 1990 between Paddock Park Ocala II, a Georgia limited partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 19.2 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

                 Harbor Club Apartments

              (10.24) Prospectus for GNMA Pool No. 259237(CS) and 259238(PN). [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

              (10.25) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

                 Mill Ponds Apartments

              (10.26)     Prospectus for  FNMA Pool  No. MX-073012.   [Exhibit
                          19.1 to Regi-strant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

              (10.27) Multifamily Mortgage (including Subordinated Promissory Note) dated May 17, 1990 between State Bank of Countryside, Illinois and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrants's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

                 Friendly Hills Apartments

              (10.28) Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between Friendly Hills Apartments, Ltd., a New Jersey Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

              (10.29) Deed of Trust Note dated June 27, 1990 between Friendly Hills Apartments, Ltd., a New Jersey Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Regi-strant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

              Paces Arbor

              (10.30)     Prospectus  for FNMA Pool  No. MX-073015.   [Exhibit
                          19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.31) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 7, 1990 between Paces Arbor Apartments, Ltd., a North Carolina limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Paces Forest

              (10.32)     Prospectus  for FNMA  Pool  No. MX-073016.  [Exhibit
                          19.3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.33) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note dated June 7, 1990 between Paces Forest Apartments Limited Partnership, a North Carolina limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Fourth Ward

              (10.34) Prospectus for GNMA Pool No. 280969(CS) and 280970(PL). [Exhibit 19.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*
              (10.35) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between The Fourth Ward Square Associates Limited
                          Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Paddock Club

              (10.36) Prospectus for GNMA Pool No. 280973(CS) and 280974(PL). [Exhibit 19.7 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.37) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated August 2, 1990 between Paddock Club Tallahassee, A Limited
                          Partnership, and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              Meridith Square
              (10.38)     Prospectus  for FNMA  Pool  No. MX-073019.  [Exhibit
                          10.41 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17691)].*

              (10.39) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 17, 1990 between BAND/Carolina Associates Limited Partnership, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit
                          10.42 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17691)].*

                 Paddock Club Jacksonville

              (10.40)     Prospectus  for FNMA  Pool  No. MX-073020.  [Exhibit
                          19.01 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.41) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated December 20, 1991 between Paddock Club Jacksonville, a Georgia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.02 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

                 Marina Shores Apartments

              (10.42) Prospectus for GNMA Pool No. 280971(CS) and 280972(PL). [Exhibit 19.03 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.43) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between Marina Shores Associates One, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.04 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.44) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 19.05 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

                 Royal Palm Place

              (10.45)     Prospectus for FNMA Pool No. MB-109057.+
              (10.46)     Subordinated Multifamily  Mortgage dated  March  20,
                          1991 between  Royal  Palm  Place,  Ltd.,  a  Florida
                          Limited   Partnership  and  Krupp  Insured  Plus-III
                          Limited

                          Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*
              (10.47) Modification Agreement dated March 20, 1991, between Royal Palm Place, Ltd., and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

              (10.48) Participation Agreement dated March 20, 1991 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit
                          19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17691)].*

              (10.49) Amended and Restated Subordinated Promissory Note by and between Royal Palm, Ltd. and Krupp Insured Plus-III Limited Partnership.+

          * Incorporated by reference
          + Filed herein

  (c)     Reports on Form 8-K

              During the last quarter of the year ended December 31, 1995, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1996.

                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                 By:     Krupp Plus Corporation,
                         a General Partner


                 By:     /s/George Krupp
                         George   Krupp,   Co-Chairman  (Principal   Executive
                         Officer) and Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February, 1996.

              Signatures                               Title(s)


  /s/Douglas Krupp                   Co-Chairman (Principal Executive Officer)
   Douglas Krupp                     and Director of Krupp Plus Corporation, a
                                     General Partner.


  /s/ George Krupp                   Co-Chairman (Principal Executive Officer)
  George Krupp                       and Director of Krupp Plus Corporation, a
                                     General Partner.

  /s/ Laurence Gerber                President  of  Krupp Plus  Corporation, a
  Laurence Gerber                    General Partner.


  /s/ Peter F. Donovan               Senior Vice President of Krupp Plus
  Peter F. Donovan                   Corporation, a General Partner.

  /s/ Robert A. Barrows              Treasurer  and  Chief Accounting  Officer
  Robert A. Barrows                  of Krupp Plus Corporation, a General
                                     Partner.

                                   APPENDIX A

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


  Report of Independent Accountants                                        F-3

  Balance Sheets at December 31, 1995 and 1994                             F-4

  Statements of Income for the Years Ended December 31, 1995, 1994
  and 1993                                                                 F-5

  Statements of Changes in Partners' Equity for the Years Ended
  December 31, 1995, 1994 and 1993                                         F-6

  Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993                                                            F-7

  Notes to Financial Statements                                     F-8 - F-14

  Schedule IV - Mortgage Loans on Real Estate                      F-15 - F-18

  All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

  To the Partners of
  Krupp Insured Plus-III Limited Partnership:

          We have audited the financial statements and the financial statement schedule of Krupp Insured Plus-III Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                       COOPERS & LYBRAND L.L.P.


  Boston, Massachusetts
  January 27, 1996

                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                               BALANCE SHEETS

                                         December 31, 1995 and 1994


                                                   ASSETS

                                                              1995            1994
          Participating Insured Mortgages ("PIMs")
           (Notes B, C and H)                               $151,465,652   $152,438,036
          Mortgage-Backed Securities and insured
           mortgages ("MBS")(Notes B, D and H)                36,693,963     36,259,855

                Total mortgage investments                   188,159,615    188,697,891
          Cash and cash equivalents (Notes B and H)            3,433,885      3,257,180
          Interest receivable and other assets                 1,924,402      2,088,083
          Prepaid acquisition expenses, net of
           accumulated amortization of $6,091,012 and
           $4,926,364, respectively (Note B)                   6,240,051      7,404,699
          Prepaid participation servicing fees, net of
           accumulated amortization of $2,084,200 and
           $1,626,410, respectively (Note B)                   2,002,332      2,460,122
                Total assets                                $201,760,285   $203,907,975


                                      LIABILITIES AND PARTNERS' EQUITY

          Liabilities                                       $     14,756   $     24,886
          Partners' equity (deficit) (Notes A and E):

            Limited Partners                                 200,575,459    203,934,646
             (12,770,261 Units outstanding)
            General Partners                                    (102,556)       (51,557)

            Unrealized gain on MBS (Note B)                    1,272,626           -
                Total Partners' equity                       201,745,529    203,883,089

                Total liabilities and Partners' equity      $201,760,285   $203,907,975

                                   The accompanying notes are an integral
                                     part of the financial statements.

                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME

                            For the Years Ended December 31, 1995, 1994 and 1993

                                                       1995         1994           1993
          Revenues:
            Interest income - PIMs:
              Base interest                         $12,078,125  $11,985,295    $12,024,070
              Participation interest                    543,613      625,632        489,642
            Interest income - MBS (Notes B and D)     2,912,632    2,665,309      2,826,975
            Interest income - other                     194,513      449,308        576,391
            Gain on sale of MBS                          -            -             247,229
                Total revenues                       15,728,883   15,725,544     16,164,307

          Expenses:
            Asset management fee to an affiliate
            (Note F)                                  1,412,787    1,415,178      1,411,451
            Expense reimbursements to affiliates
             (Note F)                                   181,503      382,735        426,271
            Amortization of prepaid fees and
             expenses (Note B)                        1,622,438    1,562,511      1,521,228
            General and administrative                  177,098      167,195        158,018

                Total expenses                        3,393,826    3,527,619      3,516,968

          Net income (Notes E and G)                $12,335,057  $12,197,925    $12,647,339

          Allocation of net income (Notes E and G):

            Limited Partners                        $11,965,005  $11,831,987    $12,267,919

            Average net income per
            Limited Partnerinterest
            (12,770,261 Limited Partner
            interests outstanding)                  $       .94  $       .93    $       .96

            General Partners                        $   370,052  $   365,938    $   379,420

                                   The accompanying notes are an integral
                                     part of the financial statements.
                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                         For the Years Ended December 31, 1995, 1994 and 1993

                                                                                  Total
                                         Limited        General   Unrealized    Partners'
                                         Partners      Partners      Gain        Equity

        Balance at December 31, 1992   $222,260,655   $  14,928   $   -       $222,275,583

        Net income                       12,267,919     379,420       -         12,647,339

        Distributions                   (21,183,876)   (411,646)      -        (21,595,522)

        Balance at December 31, 1993    213,344,698     (17,298)      -        213,327,400

        Net income                       11,831,987     365,938       -         12,197,925

        Distributions                   (21,242,039)   (400,197)      -        (21,642,236)

        Balance at December 31, 1994   $203,934,646   $ (51,557)      -       $203,883,089

        Net income                       11,965,005     370,052       -         12,335,057

        Distributions                   (15,324,192)   (421,051)      -        (15,745,243)

        Unrealized gain on MBS               -            -        1,272,626     1,272,626

        Balance at December 31, 1995   $200,575,459   $(102,556)  $1,272,626  $201,745,529

                                The accompanying notes are an integral
                                   part of the financial statements.

                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31, 1995, 1994 and 1993
                                                         1995          1994          1993

     Operating activities:
       Net income                                   $12,335,057   $12,197,925    $12,647,339
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses    1,622,438     1,562,511      1,521,228
         Gain on sale of MBS                             -              -           (247,229)
         Shared appreciation income                      -              -            (25,000)
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable and other assets    163,681   (416,775)     19,277
           Increase (decrease) in liabilities           (10,130)        7,706           (684)

             Net cash provided by operating
              activities                             14,111,046    13,351,367     13,914,931

     Investing activities:
       Principal collections on PIMs                    972,384       811,733        711,385
       Investment in PIMs                                -             -          (2,646,017)
       Investment in MBS                             (1,027,567)  (11,278,411)   (11,596,373)
       Principal collections on MBS                   1,866,085     5,161,680     11,869,304
       Proceeds from sale of MBS                         -              -          8,371,529
       Decrease (increase) in other investment           -              -          2,440,344
       Shared appreciation income                        -              -             25,000

             Net cash provided by (used for)
              investing activities                    1,810,902    (5,304,998)     9,175,172
     Financing activity:
       Distributions                                (15,745,243)  (21,642,236)   (21,595,522)

     Net increase (decrease)in cash and
       cash equivalents                                 176,705   (13,595,867)     1,494,581

     Cash and cash equivalents, beginning of period   3,257,180    16,853,047     15,358,466

     Cash and cash equivalents, end of period       $ 3,433,885   $ 3,257,180    $16,853,047

                                 The accompanying notes are an integral
                                   part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

  A.   Organization

       Krupp Insured Plus-III Limited Partnership (the "Partnership") was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000. The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

       The Partnership commenced the public offering of Units on June 24, 1988 and completed its public offering having sold 12,770,161 Units for $254,686,736 net of purchase volume discounts of $716,484 as of June 22, 1990.

  B.   Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):

         PIMs

         The Partnership carries its investments in PIMs at amortized cost as it has the ability and intention to hold these investments. Basic interest is recognized based on the stated rate of the Federal Housing Administration ("FHA") mortgage loan (less the servicer's fee) or the stated coupon rate of the Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.

         MBS

         At December 31, 1995, the Partnership in accordance with the Financial Accounting Standards Board's Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", reclassified its MBS portfolio from held-to-maturity to available-for-sale. The Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. Prior to December 31, 1995, the
         Partnership carried its MBS portfolio at amortized cost. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

         Cash Equivalents

         The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in deposits and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

         Prepaid Expenses and Fees

         Prepaid expenses and fees consist of prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage. Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations. The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") insured loan and at closing if a FNMA loan.

         Income Taxes

         The Partnership is not liable for federal or state income taxes because Partnership income is allocated to the partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

         Estimates and Assumptions

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

  C.   PIMs

       The Partnership has investments in eighteen PIMs. The Partnership's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated mortgage (the "Agreement"). The
       Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually can not prepay the first mortgage loan during the first five years and usually may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at a stated rate ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in Value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable on the maturity date by the underlying borrower generally cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from the sale or refinancing of the underlying property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional interest.

       Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

       Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement and insured mortgage to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

       Listed in the chart is a summary of the Partnership's PIM investments at December 31, 1995 and 1994:

       Issuer      Aggregate             Permanent                       Aggregate Outstanding
                    Original    Number    Interest       Maturity        Principal Balance at
                   Principal    of PIMs  Rate Range     Date Range            December 31,
                                                                          1995             1994
     FNMA         $ 70,168,742
                      (a)          8       6.25%-8%
                                              (a)       10/99 - 4/06
                                                             (a)       $ 67,790,969  $ 68,362,445

     GNMA           69,099,733
                      (b)          8       8%-8.50%      8/30 - 5/32     68,129,224    68,424,113

     FHA            16,012,300     2     8.625%-8.675%   7/25 - 1/31     15,545,459    15,651,478

                  $155,280,775    18                                   $151,465,652  $152,438,036

  (a) Includes the Partnership's share of the Royal Palm Place PIM, in which the Partnership holds 73% of the $22,000,000 total PIM and an
         affiliate  of  the  Partnership  holds the  remaining  27%.    During
         December 1995 the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued FNMA MBS with revised terms that included extending the maturity from 2001 to 2006. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment related to the modification. The FNMA MBS will provide the Partnership with monthly interest payments at interest rates ranging from 6.25% to 8.775% per annum through maturity, and the Partnership will receives its pro-rata share of $250,000 principal payments on December 1 of the following four years. In addition, the
         modification  changed the  maturity   of the  subordinated promissory
         note to 2006, and increased the Shared Income and Appreciation Interest percentages from 25% to 30%.

  (b) Includes the Partnership's share of the Marina Shores PIM in which the Partnership holds 71% of the $21,200,000 total PIM and an affiliate of the Partnership holds the remaining 29%.

         The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 9 states, primarily Florida and North Carolina. The apartment complexes range in size from 96 to 503 units.

  D.     MBS

         At December 31, 1995, the Partnership's MBS portfolio has an amortized cost of approximately $35,421,000 and unrealized gains and losses of approximately $1,278,000 and $6,000, respectively. At December 31, 1994, the Partnership's MBS portfolio had a market value of approximately $35,503,000 and unrealized gains and losses of $296,000 and $1,053,000, respectively. The MBS portfolio has a maturity dates ranging from 2010 to 2035.

         During the third quarter of 1994, the Partnership acquired $4,929,288 face value of Federal Home Loan Mortgage Corporation ("FHLMC") MBS for $4,872,241 having coupon rates of 8% per annum and maturities ranging from 2017 to 2024.

         On August 14, 1995, the Partnership's construction-phase MBS achieved final endorsement and the Partnership funded its remaining commitment on this $8,209,800 face value MBS. During the construction-phase the MBS provided the Partnership with interest only payments at an interest rate of 8.125% per annum. The permanent MBS will provide the Partnership with monthly payments of principal and interest at an interest rate of 7.375% per annum.

  E.     Partners' Equity

         Under the terms of the Partnership Agreement, profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

         Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds and profits from the capital transaction will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General
         Partners until  they  have received  an  amount equal  to  4% of  all amounts of
         cash distributed under all capital transactions and fifth, 96% to the
         Limited  Partners and  4% to  the General  Partners.   Losses from  a
         capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

         As   of  December   31,  1995,   the  following   cumulative  partner
         contributions and allocations have been  made since inception of  the
         Partnership:

                                            Corporate                  Total
                                             Limited       General    Partners'
              Unitholders                    Partner       Partners    Equity

          Capital contributions             $254,686,736   $ 2,000   $    3,000   $254,691,736

          Syndication costs                  (15,834,700)      -         -         (15,834,700)

          Distributions                     (130,928,487)   (1,152)  (2,971,053)  (133,900,692)

          Net income                          92,650,267       795    2,865,497     95,516,559

          Unrealized gain on MBS                  -            -          -          1,272,626

          Total at December 31, 1995        $200,573,816   $ 1,643   $ (102,556)  $201,745,529

  F.      Related Party Transactions

          Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to .75% per annum of the value of the Partnership's actual and committed mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in the amount equal to .3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.

          Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to the investors.

  G.      Federal Income Taxes

          The reconciliation  of the net  income reported in  the accompanying
          statement  of   income  with   the  net  income   reported  in   the
          Partnership's 1995 federal income tax return is as follows:

          Net income per statement of income                $12,335,057

          Add: Book to tax difference for amortization
                    of prepaid expenses and fees                734,458

          Net income for federal income tax purposes        $13,069,515

          The allocation of the net income for federal income tax purposes for 1995 is as follows:

                                             Portfolio
                                               Income

               Unitholders                  $12,677,331
               Corporate Limited Partner             99
               General Partners                 392,085

                                            $13,069,515

          During the years ended December 31, 1995, 1994 and 1993 the average per Unit net income to the Unitholders for federal income tax purposes was $.99, $.95 and $.97, respectively.

  H.      Fair Value Disclosures of Financial Instruments

          The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

                 Cash and cash equivalents

                 The carrying amount approximates the fair value because of the short maturity of those instruments.

                 MBS

                 The Partnership estimates the fair value of MBS based on quoted market prices.

                 PIMs

                 There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and the estimated value of the participation features. Management estimates the fair value of the participation features using the estimated fair value of the underlying properties. Management does not include in the estimated fair value of the participation features any fair value estimate arising from appreciation of the
                 properties,  because   Management  does  not  believe  it  can
                 predict the time of realization of the appreciation feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of $5,051,000 and $395,000 at December 31, 1995, respectively, and a gross unrealized loss of $7,769,000 at December 31, 1994.

                 Commitments to Fund Construction Loans and Insured Mortgages

                 At December 31, 1994, the Partnership approximated the fair value of commitments to fund its construction-phase insured mortgage to be equal to the commitment amount of $1,029,667.

          At December 31, 1995 and 1994, the Partnership estimates the fair values of its financial instruments as follows:

                                                              (rounded to thousands)
                                                               1995            1994
                    Cash and cash equivalents                $  3,434        $  3,257

                    MBS                                        36,694          35,503

                    PIMs                                      156,122         144,669

                                                             $196,250        $183,429

                          KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1995
                                              __________

                                               Approx.
                                               Normal
                                     Maturity  Monthly    Original       Current        Carrying
         PIMs (a)        Interest      Date    Payment      Face          Face         Amount at
                         Rate (b)       (j)     (k)        Amount        Amount        12/31/95(o)

         GNMA

         Casa Marina
          Apts.
         Miami, FL       8.00%
                         (d)(f)(h)   12/15/30  $ 49,000  $  7,099,700  $  6,959,826  $  6,959,826


         Fourth Ward Sq.
          Apts.
         Charlotte, NC   8.00%
                         (c)(f)(h)   11/15/31    50,000     7,250,000     7,139,886     7,139,886

         Harbor Club
          Apts.
         Ann Arbor, MI     8.00%
                         (c)(e)
                         (i)(l)     10/15/31    97,000    13,562,000    13,475,296    13,475,296


         Ironwood Place
          Apts.
         Ann Arbor, MI   8.50%
                         (c)(f)(h)   8/15/30     37,000     4,997,603     4,912,372     4,912,372

         Marina Shores
          Apts.
         VA Beach, VA    8.00%
                         (c)(f)(h)   5/15/32    104,000    15,000,000    14,787,937    14,787,937


         Paddock Club
          Apts.
         Tallahassee, FL 8.00%
                         (c)(f)(h)   3/15/32     60,000     8,600,000     8,479,661     8,479,661


         Rosewood Apts.
         Cartersville,GA 8.00%
                         (c)(f)(h)   2/15/31     36,000     5,197,314     5,101,801     5,101,801



         Sundance Apts.
         Miami, FL      8.50%
                        (c)(e)(g)   12/15/30    54,000      7,393,116     7,272,445     7,272,445

                                                           69,099,733    68,129,224    68,129,224

         FNMA
         Meridith Square
          Apts.
         Columbia, SC    8.00%
                         (c)(e)(g)   10/1/00     35,000
                                                  (n)       4,900,000     4,761,595     4,761,595

         Mill Ponds
         Apts.Naperville, IL7.50%
                         (c)(f)(g)   6/1/00      70,000
                                                  (n)      10,450,000    10,087,068    10,087,068
         Paces Arbor
         Apts.
         Raleigh, NC     7.50%
                         (c)(e)(g)   7/1/00      24,000
                                                  (n)       3,545,000     3,426,418     3,426,418
         Paces Forest
          Apts.
         Raleigh, NC     7.50%
                         (c)(e)(g)   7/1/00      29,000
                                                  (n)       4,345,000     4,199,657     4,199,657

         Paddock Club
          Apts.
         Jacksonville,FL 8.00%
                         (c)(e)(g)   1/1/01      60,000
                                                  (n)       8,500,000     8,264,838     8,264,838

           Paddock Park II
            Apts.
           Ocala, FL        7.50%
                            (d)(e)(h) 3/1/00     $72,000
                                                   (n)      10,750,000   10,345,706    10,345,706


           Royal Palm Pl.
            Apts.
           Kendall, FL      7.75%
                            (c)(f)
                            (h)(m)    4/1/06     111,000
                                                   (n)      15,978,742   15,491,579    15,491,579
           Windsor Court
            Apts.
          Indianapolis,IN   7.25%
                            (c)(e)(g) 10/1/99     77,000
                                                   (n)      11,700,000   11,214,108    11,214,108

                                                            70,168,742   67,790,969    67,790,969

           HUD
           Friendly Hills
            Apts.
           Greensboro, NC   8.625%
                            (c)(e)(g) 7/1/25      88,000    11,684,500   11,310,588    11,310,588

           Woodbine Apts.
           Boise, ID        8.68%
                            (c)(e)(g) 1/1/31      32,000     4,327,800    4,234,871     4,234,871

                                                            16,012,300   15,545,459    15,545,459

                 Total                                    $155,280,775 $151,465,652  $151,465,652

       (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), an MBS issued or guaranteed by the Government National Mortgage Association ("GNMA") or a sole participation interest in a first mortgage insured by the United States Department of Housing and Urban Development ("HUD") and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.
       (b) Represents the permanent interest rate of the GNMA or FNMA MBS or the HUD-insured first mortgage less servicers fee. The Partnership may also receive additional interest, consisting of
              (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,
              (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

       (c) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.
       (d) Minimum additional interest is at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.

       (e) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

       (f) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.

       (g) Shared appreciation interest is based on 25% of any increase in the value of the project over the specified base value.

       (h) Shared appreciation interest is based on 30% of any increase in the value of the project over the specified base value.

       (i) Shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.

       (j) The Partnership's GNMA MBS and HUD mortgage loans have call provisions, which allow the Partnership to accelerate their respective maturity date.

       (k) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages. The normal monthly payment consisting of principal and interest for FNMA MBS is payable at level amounts based on a 35 year amortization and all remaining unpaid principal and accrued interest is due at the end of year ten. The GNMA MBS, FNMA MBS and HUD-insured first mortgage loans may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.

       (l) On April 7, 1992, the Partnership entered into an agreement which provided for a one-year reduction in the interest rate on the Harbor Club-Ann Arbor PIM from 8% to 6% for one year retroactive to February 1, 1992 and to 7% for the following year. In exchange for the reduction, the Minimum Additional Interest increased from .50% to .75% and the Shared Appreciation Interest Base decreased from $14,570,000 to $13,562,000.

       (m) During December 1995 the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued FNMA MBS with revised terms that include extending the maturity from 2001 to 2006. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment. The FNMA MBS will provide the Partnership with monthly interest payments at interest rates ranging from 6.25% to 8.775% per annum through maturity, and the Partnership will receive its pro-rata share of $250,000 principal payments on December 1 of the following four years. In addition, the modification changed the maturity of the subordinated promissory note to 2006, and increased the Shared Income and Appreciation Interest percentages from 25% to 30%.

       (n) The approximate principal balance due at maturity for each PIM, listed below, is as follows:

                  PIM                             Amount
             Meridith Square Apartments         $ 4,562,000
             Mill Ponds Apartments              $ 9,655,000
             Paces Arbor Apartments             $ 3,275,000
             Paces Forest Apartments            $ 4,015,000
             Paddock Club Apartments            $ 7,913,000

             Paddock Park II Apartments         $ 9,932,000
             Royal Palm Place Apartments        $14,766,010
             Windsor Court Apartments           $10,767,000

      (o) The aggregate cost of PIMs for federal income tax purposes is $151,465,652.

  A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1995 is as follows:

                                                  1995          1994            1993
            Balance at beginning of period   $152,438,036   $153,249,769    $151,315,137

            Additions during period:
             Investments                          -               -            2,646,017

            Deductions during period:
             Principal collections               (972,384)      (811,733)       (711,385)

            Balance at end of period         $151,465,652   $152,438,036    $153,249,769