Form 10-Q
period 1996-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1996-05-06
CIK 832091

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

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

                            BALANCE SHEETS


                                ASSETS
                                                     March 31,   December 31,
                                                        1996          1995

Participating Insured Mortgages ("PIMs")(Note 2)      $151,256,748   $151,465,652
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Note 3)                              34,748,350   36,693,963

     Total mortgage investments                        186,005,098  188,159,615

Cash and cash equivalents                                4,008,939    3,433,885
Interest receivable and other assets                     1,714,663    1,924,402
Prepaid acquisition expenses and fees, net of
 accumulated amortization of $6,386,272 and
 $6,091,012, respectively                                5,944,791    6,240,051
Prepaid participation servicing fees, net of
 accumulated amortization of $2,177,349 and
 $2,084,200, respectively                                1,909,183    2,002,332

     Total assets                                     $199,582,674 $201,760,285



                   LIABILITIES AND PARTNERS' EQUITY

Liabilities                                           $      5,386 $     14,756

Partners' equity (deficit) (Note 4):

  Limited Partners                                     199,504,660  200,575,459
   (12,770,261 Limited Partner interests
    outstanding)
  General Partners                                        (115,645)                   (102,556)

  Unrealized gain on MBS                                   188,273    1,272,626

     Total Partners' equity                            199,577,288  201,745,529

     Total liabilities and Partners' equity           $199,582,674   $201,760,285












                The accompanying notes are an integral
                  part of the financial statements.

              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                         STATEMENTS OF INCOME

                                                             For the Three Months
                                                                 Ended March 31,

                                                              1996       1995
Revenue:
    Interest income - PIMs                              $2,921,074    $3,043,949
    Interest income - MBS                                  698,402       717,024
    Other interest income                                   47,170        47,004

               Total revenues                            3,666,646      3,807,977

Expense:
    Asset management fee to an affiliate                   347,502       350,238
    Expense reimbursements to affiliates                    46,985        50,774
    Amortization of prepaid expenses and fees              388,409       405,610
    General and administrative                              38,132        30,235

                Total expenses                             821,028        836,857

Net income                                              $2,845,618   $2,971,120

Allocation of net income (Note 4):


    Limited Partners                                    $2,760,249   $2,881,986

    Average net income per Limited Partner
      interest (12,770,261 Limited Partner
       interests outstanding)                           $      .22   $      .23

    General Partners                                    $   85,369   $   89,134
























                The accompanying notes are an integral
                  part of the financial statements.

              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                       STATEMENTS OF CASH FLOWS


                                                      For the Three Months
                                                          Ended March 31,

                                                          1996        1995

Operating activities:
 Net income                                          $ 2,845,618 $ 2,971,120
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of prepaid expenses and fees             388,409     405,610
   Changes in assets and liabilities:
    Decrease in interest receivable and other assets     209,739     151,945
    Decrease in liabilities                               (9,370)     (5,595)

    Net cash provided by operating activities           3,434,396   3,523,080

Investing activities:
 Principal collections on PIMs                            208,904     225,524
 Principal collections on MBS                             861,260     534,972

    Net cash provided by investing activities           1,070,164     760,496

Financing activity:
 Distributions                                         (3,929,506) (3,931,831)

Net increase in cash and cash equivalents                 575,054     351,745

Cash and cash equivalents, beginning of period          3,433,885   3,257,180

Cash and cash equivalents, end of period              $ 4,008,939 $ 3,608,925

























              The accompanying notes are an integral
                part of the financial statements.

            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS


1.   Accounting Policies

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

 In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995.

 The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.   PIMs

 At March 31, 1996, the Partnership's PIM portfolio has a fair value of approximately $152,541,000 and gross unrealized gains and losses of
 approximately $2,516,000 and $1,232,000, respectively.    The PIM
 portfolio has maturities ranging from 1999 to 2032.

3.   MBS

 At March 31, 1996, the Partnership's MBS portfolio has an amortized cost of approximately $34,560,000 and gross unrealized gains and losses
 of     approximately $638,000 and $450,000, respectively.  The
 Partnership's MBS have maturities ranging from 2010 to 2035.

4.   Changes in Partners' Equity

 A summary of changes in Partners' Equity for the three months ended March 31, 1996 is as follows:

                                                                    Total
                       Limited         General     Unrealized     Partners'
                       Partners        Partners        Gain         Equity
 Balance at
 December 31, 1995       $200,575,459   $(102,556)   $1,272,626    $201,745,529

 Net income                 2,760,249      85,369        -            2,845,618

 Distributions             (3,831,048)    (98,458)       -           (3,929,506)

 Decrease in unrealized
   gain on MBS               -                -      (1,084,353)     (1,084,353)

 Balance at
   March 31, 1996        $199,504,660   $(115,645)   $  188,273    $199,577,288

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


Liquidity and Capital Resources

 The most significant demand on the Partnership's liquidity are quarterly distributions paid to investors of approximately $3.9 million.
Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and certain principal collections received on the PIMs and MBS. The Partnership funds a portion of the distributions from principal collections causing the capital resources of the Partnership to continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

 The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution the General Partners may adjust the distribution rate or distribute funds through a special distribution.

 Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate for the foreseeable future. However, in the event of PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

 The Partnership is in the process of negotiating a workout arrangement with the borrower of the Sundance Apartments PIM and anticipates completing these negotiations during the second quarter of 1996. The workout will most likely provide for some current interest payment relief in exchange for enhanced participation interests. The workout would reduce the cash flow of the Partnership in the near term, but not significantly.

 The borrower of the Friendly Hills Apartments PIM has expressed an interest to repay the PIM in the next six months. In the event the borrower repays the Friendly Hills PIM or any other PIM is repaid, the Partnership would distribute the proceeds to investors as a special distribution and adjust the distribution rate as necessary to reflect the anticipated cash inflows from the remaining mortgage investments.

 For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrower can prepay the loan incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.




Assessment of Credit Risk

 The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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


Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

 Shown below is the calculation of Distributable Cash Flow and Net
Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the three months ended March 31, 1996 and the period from inception through March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                      (Amounts in thousands except
                                           per Unit amounts)
                                   Three Months Ended     Inception to
                                     March 31, 1996      March 31, 1996
Distributable Cash Flow:

Income for tax purposes                      $ 3,189       $100,284
Items not requiring or (not providing)
 the use of operating funds:
  Amortization of prepaid expenses, fees
   and organization costs                        204          6,273
  Acquisition expenses paid from offering
  proceeds charged to operations                 -              184
  Shared appreciation income                     -             (800)
  Gain on sale of MBS                            -             (253)

  Total Distributable Cash Flow ("DCF")      $ 3,393       $105,688

Limited Partners Share of DCF                $ 3,291       $102,517

Limited Partners Share of DCF per Limited
Partner interests ("Unit")                   $   .26           8.03 (b)

General Partners Share of DCF                $   102       $  3,171

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions (continued)

                                   Three Months Ended     Inception to
                                     March 31, 1996      March 31, 1996
Net Proceeds from Capital Transactions:

Principal collections and prepayments
 (including Shared Appreciation Income)
 on PIMs                                    $   209       $ 18,047
Principal collections and sales proceeds
  on MBS (including gain on sale)               861         61,405
Reinvestment of MBS and PIM principal
 collections                                    -          (41,960)

Total Net Proceeds from Capital
 Transactions                               $ 1,070       $ 37,492

Cash available for distribution
 (DCF plus proceeds from Capital
  transactions)                             $ 4,463       $143,180

Distributions:
  Limited Partners                          $ 3,831 (a)   $138,591 (a)

  Limited Partners Average per Unit         $   .30 (a)   $    10.85 (a)(b)

  General Partners                          $   102 (a)   $  3,171 (a)

       Total Distributions                  $ 3,933       $141,762

   (a)   Includes an estimate of the distribution to be paid in May 1996.
   (b) Limited Partners average per Unit return of capital as of May 1996 is $2.82 [$10.85 - $8.03]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.


Operations

   The following discussion relates to the operations of the Partnership during the three months ended March 31, 1996 and 1995:

                                         (Amounts in thousands)
                                          1996          1995

    Interest income - PIMs:
      Base interest                      $2,921        $3,044
      Participation interest                159            -
    Interest income on MBS                  698           717
    Other interest income                    47            47
    Partnership expenses                   (432)         (431)

       Distributable Cash Flow            3,393         3,377

    Decrease in accrued participation
      income                               (159)           -
    Amortization of prepaid fees
     and expenses                          (388)         (406)

       Net income                        $2,846        $2,971

 During the first quarter of 1996 net income did not change materially as compared to the first quarter of 1995. Net income decreased due primarily to lower interest income on PIMs which resulted primarily from the restructuring of the Royal Palm PIM in December 1995.

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

Item 3.        Defaults upon Senior Securities
               Response:  None

Item 4.        Submission of Matters to a Vote Security Holders
               Response:  None

Item 5.        Other information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:  None

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              Krupp Insured Plus-III Limited Partnership
                                 (Registrant)



              BY:          /s/Robert A. Barrows
                           Robert A. Barrows
                           Treasurer and Chief Accounting
                           Officer of Krupp Plus Corporation,
                           a General Partner.








DATE:    April 23, 1996