Form 10-Q
period 1996-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1996-08-12
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1996

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                         to




                 Commission file number          0-17691

                   Krupp Insured Plus-III Limited Partnership


              Massachusetts                           04 - 3007489
  (State or other jurisdiction of                       (IRS employer
  incorporation or organization)                        identification no.)

  470 Atlantic Avenue, Boston, Massachusetts                       02210
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

                         PART I.  FINANCIAL INFORMATION

  Item 1.     FINANCIAL STATEMENTS

  This  Form 10-Q  contains forward-looking  statements within the  meaning of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS
                                                             June 30,      December 31,
                                                               1996            1995

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $151,043,449   $151,465,652
            Mortgage-Backed Securities and insured
             mortgages ("MBS")(Note 3)                        34,185,042     36,693,963

                 Total mortgage investments                  185,228,491    188,159,615

            Cash and cash equivalents                          4,511,531      3,433,885
            Interest receivable and other assets               1,284,605      1,924,402
            Prepaid acquisition expenses and fees, net of
             accumulated amortization of $6,681,531 and
             $6,091,012, respectively                          5,649,532      6,240,051
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,270,498 and
             $2,084,200, respectively                          1,816,034      2,002,332

                 Total assets                               $198,490,193   $201,760,285



                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $      9,019   $     14,756

            Partners' equity (deficit) (Note 4):

              Limited Partners                               198,448,621    200,575,459
               (12,770,261 Limited Partner interests
              outstanding)
              General Partners                                  (131,618)      (102,556)

              Unrealized gain on MBS                             164,171      1,272,626

                 Total Partners' equity                      198,481,174    201,745,529

                 Total liabilities and Partners' equity     $198,490,193   $201,760,285

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                              For the Three Months        For the Six Months
                                                 Ended June 30,            Ended June 30,

                                              1996            1995         1996       1995

  Revenues:
       Interest income - PIMs:
         Base interest                     $2,916,924     $3,095,380   $5,837,998  $6,139,329
         Participation interest                  -           435,077         -        435,077
       Interest income - MBS                  684,368        727,278    1,382,770   1,444,302

       Interest income - other                 55,176         53,329      102,346      100,333

           Total revenues                   3,656,468      4,311,064    7,323,114   8,119,041

  Expenses:
       Asset management fee to
        an affiliate                          345,779        352,879      693,281      703,117
       Expense reimbursements to
        affiliates                             38,912         50,142       85,897      100,916
       Amortization of prepaid expenses
        and fees                              388,408        405,609      776,817      811,219
       General and administrative              22,534         49,588       60,666       79,823

           Total expenses                     795,633        858,218    1,616,661    1,695,075

      Net income                           $2,860,835     $3,452,846   $5,706,453   $6,423,966

      Allocation of net income (Note 4):


       Limited Partners                    $2,775,010     $3,349,261   $5,535,25    $6,231,247

       Average net income per Limited
        Partner interest (12,770,261
        Limited Partner interests
        outstanding)                       $      .21     $      .26   $      .43   $
                                           .49


       General Partners                    $   85,825     $  103,585   $  171,194   $      192,719

                               The accompanying notes are an integral
                                 part of the financial statements.


                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      STATEMENTS OF CASH FLOWS


                                                                   For the Six Months
                                                                       Ended June 30,

                                                                   1996          1995

     Operating activities:
       Net income                                               $ 5,706,453   $ 6,423,966
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                  776,817       811,219
         Changes in assets and liabilities:
           Decrease in interest receivable and other assets         639,797       118,939

           Increase (decrease) in liabilities                        (5,737)        8,308

           Net cash provided by operating activities              7,117,330     7,362,432

     Investing activities:
       Principal collections on PIMs                                422,203       447,829
       Principal collections on MBS                               1,400,466       855,780
       Investment in MBS                                               -         (312,391)

           Net cash provided by investing activities              1,822,669       991,218

     Financing activity:
       Distributions                                             (7,862,353)   (7,864,182)

     Net increase in cash and cash equivalents                    1,077,646       489,468

     Cash and cash equivalents, beginning of period               3,433,885     3,257,180

     Cash and cash equivalents, end of period                   $ 4,511,531   $ 3,746,648

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.  PIMs

      During May 1996, the Partnership entered into an agreement with the borrower of the Sundance Apartments PIM that reduces the interest paid monthly by the borrower by 1% per annum and modifies the participation features. In addition, under the modified terms, the borrower may prepay the first mortgage loan without incurring any prepayment penalty and will not have to pay any additional interest accumulated prior to the modification date. Under the agreement, the Partnership will be entitled to 25% of the surplus cash generated by the operations of the property on an annual basis beginning with the surplus cash calculation for the year ended December 31, 1997. In the event of a sale or refinancing, the Partnership will be entitled to 25% of the net sale proceeds or, in the case of a refinancing, the greater of: (i) 25% of the net refinancing proceeds or (ii) a payment equal to 1% of the then-outstanding first mortgage loan balance. Net sale proceeds and net refinancing proceeds are net of certain amounts due the borrower or affiliates of the borrower. Upon the maturity or accelerated maturity of the PIM the Partnership will be entitled to 25% of the difference between the value of the property less: (i) the unpaid balance of the first mortgage loan and (ii) certain amounts due the borrower or affiliates of the borrower.

      At June 30, 1996, the Partnership s PIM portfolio has a fair value of approximately $150,011,000 and gross unrealized gains and losses of
      approximately  $910,000  and  $1,942,000,  respectively.        The  PIM
      portfolio has maturities ranging from 1999 to 2032.


                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued




  3.    MBS

        At June 30, 1996, the Partnership's MBS portfolio has an amortized cost of approximately $34,020,871 and gross unrealized gains and losses of approximately $514,404 and $350,233, respectively. The Partnership's MBS have maturities ranging from 2010 to 2035.

  4.    Changes in Partners' Equity

        A summary of changes in Partners' Equity for the six months ended June 30, 1996 is as follows:

                                                                                   Total
                                           Limited       General    Unrealized    Partners'
                                           Partners      Partners      Gain        Equity
              Balance at December 31,
              1995                       $200,575,459   $(102,556)  $1,272,626  $201,745,529

              Net income                    5,535,259     171,194         -        5,706,453

              Distributions                (7,662,097)   (200,256)        -       (7,862,353)

              Decrease in unrealized
              gain on MBS                     -             -       (1,108,455)   (1,108,455)

              Balance at June 30, 1996    $198,448,621   $(131,618)  $  164,171  $198,481,174

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

  Liquidity and Capital Resources

              The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors of approximately $3.9 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and certain principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic downward adjustments to the quarterly distributions paid to investors.

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

              During May 1996, the Partnership entered into an agreement with the borrower of the Sundance Apartments PIM that reduces the monthly interest paid by the borrower by 1% per annum and modifies the participation features. The modification will reduce the monthly cash flow of the Partnership, but will not materially affect the Partnership s liquidity.

              During the second quarter, the borrower of the Friendly Hills PIM notified the Partnership of its intention to prepay that PIM in August 1996. In addition to the outstanding principal balance of approximately $11.3 million, the Partnership will receive a prepayment penalty of approximately $1,013,000 and all Shared Income and Minimum Additional interest due. The Partnership will use the proceeds from this prepayment to fund a special distribution of $.97 per Limited Partner interest during August 1996.

              Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate for the foreseeable future following the prepayment of the Friendly Hills PIM and the subsequent special distribution to investors.

              For  the  first  five  years  of  the  PIMs  the  borrowers  are
  prohibited  from prepaying.   For the  second five  years, the  borrower can
  prepay the loan incurring a prepayment penalty. The Partnership has the option of calling certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

  Assessment of Credit Risk

              The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ( FNMA ), the Federal Home Loan Mortgage Corporation ( FHLMC ), the Government National Mortgage

  Association ( GNMA ) and the Department of Housing and Urban Development ( HUD ) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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


  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

              Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the six months ended June 30, 1996 and the period from inception through June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                           (Amounts in thousands except
                                                                per Unit amounts)
                                                       Six Months Ended     Inception to
                                                         June 30, 1996     June 30, 1996
            Distributable Cash Flow:

            Income for tax purposes                          $ 6,626          $103,721
            Items not requiring or (not providing)
             the use of operating funds:
              Amortization of prepaid expenses, fees
               and organization costs                            409             6,478
              Acquisition expenses paid from offering
               proceeds charged to operations                    -                 184
              Shared appreciation income                         -                (800)
              Gain on sale of MBS                                -                (253)

              Total Distributable Cash Flow ("DCF")          $ 7,035          $109,330

            Limited Partners Share of DCF                    $ 6,824          $106,050

            Limited Partners Share of DCF per Limited
            Partner interests ( Unit )                       $   .53              8.30 (b)

            General Partners Share of DCF                    $   211          $  3,280

            Net Proceeds from Capital Transactions:

            Principal collections and prepayments
             (including Shared Appreciation Income)
             on PIMs                                         $   422          $ 18,260
            Principal collections and sales proceeds

              on MBS (including gain on sale)                  1,400            61,944
            Reinvestment of MBS and PIM principal
             collections                                         -             (41,960)

            Total Net Proceeds from Capital
             Transactions                                    $ 1,822          $ 38,244

            Cash available for distribution
             (DCF plus proceeds from Capital
              transactions)                                  $ 8,857          $147,574

            Distributions:
              Limited Partners                               $ 7,662 (a)      $142,422 (a)

              Limited Partners Average per Unit              $   .60 (a)      $        11.15
            (a)(b)

              General Partners                               $   211 (a)      $  3,280 (a)

                    Total Distributions                      $ 7,873          $145,702

       (a)    Includes  an estimate of the  distribution to be  paid in August
              1996.
       (b) Limited Partners average per Unit return of capital as of August 1996 is $2.85 [$11.15 - $8.30]. Return of capital represents that portion of distribution which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

       The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1996 and 1995 (Amounts in thousands):

                                         For the Three Months     For the Six Months
                                            Ended June 30,           Ended June 30,
                                           1996      1995           1996      1995

            Interest income on PIMs:
              Base interest              $2,917    $3,095         $5,838     $6,139
              Participation interest        393       435            552        435
            Interest income on MBS          685       727          1,383      1,444
            Other interest income            55        53            102        100
            Partnership expenses           (408)     (452)          (840)      (883)

              Distributable Cash Flow     3,642     3,858          7,035      7,235

            Decrease in accrued
              participation income         (393)      -             (552)       -
            Amortization of prepaid fees
             and expenses                  (389)     (405)          (777)      (811)

              Net income                 $2,860    $3,453         $5,706     $6,424

  Operations, Continued

      Net income decreased by approximately $593,000 and $718,000 for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995 due primarily to lower interest income on PIMs. Base interest income on PIMs decreased in 1996 as compared to 1995 due primarily to the interest rate reduction on the Royal Palm Apartments

  PIM in December 1995. Although participation interest income earned decreased $435,000 for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995, participation interest income accrued for 1996 will improve as a result of the Friendly Hills Apartments PIM prepayment expected in August.

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

  Item 3.   Defaults upon Senior Securities
            Response:  None

  Item 4.   Submission of Matters to a Vote Security Holders
            Response:  None

  Item 5.   Other information
            Response:  None

  Item 6.   Exhibits and Reports on Form 8-K

            Exhibits

      (10.1) Modification agreement dated May 23, 1996 by and between Sundance Associates II, Ltd. and Krupp Insured Plus-III Limited Partnership.

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


  DATE:       July 25, 1996