Form 10-Q
period 1996-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1996-11-04
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1996

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

                                 BALANCE SHEETS

                                     ASSETS

                                                            September 30,    December 31,
                                                                 1996            1995

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $139,580,393     $151,465,652
            Mortgage-Backed Securities and insured
             mortgages ("MBS")(Note 3)                        33,281,746       36,693,963
                 Total mortgage investments                  172,862,139      188,159,615

            Cash and cash equivalents                          4,818,146        3,433,885
            Interest receivable and other assets               1,182,333        1,924,402
            Prepaid acquisition expenses and fees, net of
             accumulated amortization of $6,443,610 and
             $6,091,012, respectively                          5,032,648        6,240,051
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,186,949 and
             $2,084,200, respectively                          1,616,299        2,002,332
                 Total assets                               $185,511,565     $201,760,285


                                   LIABILITIES AND PARTNERS' EQUITY
            Liabilities                                     $     13,841     $     14,756

            Partners' equity (deficit) (Note 4):

              Limited Partners                               185,665,224      200,575,459
               (12,770,261 Limited Partner interests
              outstanding)
              General Partners                                  (134,664)        (102,556)

              Unrealized (loss) gain on MBS                      (32,836)       1,272,626
                 Total Partners' equity                      185,497,724      201,745,529

                 Total liabilities and Partners' equity     $185,511,565     $201,760,285

                                The accompanying notes are an integral
                                   part of the financial statements.


                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                         For the Three Months        For the Nine Months
                                         Ended September 30,         Ended September 30,

                                          1996          1995          1996          1995
      Revenues:
       Interest income - PIMs:
         Base interest                 $2,754,783    $3,007,345   $ 8,592,781   $ 9,146,674
         Participation interest         1,279,146        84,476     1,279,146       519,553
       Interest income - MBS              664,957       754,076     2,047,727     2,198,378
       Interest income - other             75,429        49,014       177,775       149,347

           Total revenues               4,774,315     3,894,911    12,097,429    12,013,952

      Expenses:
       Asset management fee to
        an affiliate                      334,049       355,579     1,027,330     1,058,696
       Expense reimbursements to
        affiliates                         46,986        51,402       132,883       152,318
       Amortization of prepaid

        expenses and fees                 816,619       405,610     1,593,436     1,216,829
       General and administrative          35,725        47,542        96,391       127,365

           Total expenses               1,233,379       860,133     2,850,040     2,555,208

      Net income                       $3,540,936    $3,034,778   $ 9,247,389   $ 9,458,744

      Allocation of net income (Note 4):


       Limited Partners                $3,434,708    $2,943,735   $ 8,969,967   $ 9,174,982

       Average net income per
         Limited Partner interest
         (12,770,261 Limited
         Partner interests
         outstanding)                  $      .27    $      .23   $       .70   $       .72


       General Partners                $  106,228    $   91,043   $   277,422   $   283,762

                               The accompanying notes are an integral
                                 part of the financial statements.


                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months
                                                                    Ended September 30,

                                                                   1996          1995
     Operating activities:
       Net income                                               $ 9,247,389   $ 9,458,744
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                1,593,436     1,216,829
         Prepayment penalty                                      (1,013,411)         -
         Changes in assets and liabilities:
           Decrease in interest receivable and other assets         742,069       124,250
           Decrease in liabilities                                     (915)       (6,341)

           Net cash provided by operating activities             10,568,568    10,793,482

     Investing activities:
       Principal collections on PIMs including prepayment
        penalty of $1,013,411                                    12,898,670       674,819
       Principal collections on MBS                               2,106,755     1,330,207
       Investment in MBS                                               -       (1,027,567)

           Net cash provided by investing activities             15,005,425       977,459

     Financing activities:
       Quarterly distributions                                  (11,802,675)  (11,810,982)
       Special distributions                                    (12,387,057)         -

           Net cash used for financing activities               (24,189,732)  (11,810,982)

     Net increase (decrease) in cash and cash equivalents         1,384,261       (40,041)

     Cash and cash equivalents, beginning of period               3,433,885     3,257,180

     Cash and cash equivalents, end of period                   $ 4,818,146   $ 3,217,139

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

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995.

       The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs

       On August 1, 1996, the Partnership received a prepayment of the Friendly Hills PIM. The Partnership received the outstanding principal balance of $11,260,118, a prepayment penalty of $1,013,411 and Minimum Additional and Shared Income Interest of $126,820. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM and retired them.

       On August 15, 1996, the Partnership made a special distribution of $.97 per Limited Partner interest with the proceeds from this repayment.

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

       At September 30, 1996, the Partnership s PIM portfolio has a fair value of approximately $138,596,000 and gross unrealized gains and losses of
        approximately  $866,000  and $1,850,000,  respectively.       The  PIM
       portfolio has maturities ranging from 1999 to 2032.

  3.   MBS

       At September 30, 1996, the Partnership's MBS portfolio has an amortized cost of approximately $33,314,582 and gross unrealized gains and losses of approximately $469,531 and $502,367, respectively. The Partnership's MBS have maturities ranging from 2010 to 2035.

  4.   Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 1996 is as follows:

                                                                                   Total
                                           Limited       General    Unrealized    Partners'
                                           Partners      Partners   Gain (Loss)    Equity
              Balance at December 31,
                 1995                    $200,575,459   $(102,556)  $1,272,626  $201,745,529

              Net income                    8,969,967     277,422         -        9,247,389

              Quarterly distributions     (11,493,145)   (309,530)        -      (11,802,675)

              Special distributions       (12,387,057)        -           -      (12,387,057)

              Decrease in unrealized
              gain on MBS                     -             -       (1,305,462)   (1,305,462)

              Balance at September 30,
                 1996                    $185,665,224   $(134,664)  $  (32,836) $185,497,724

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

  Liquidity and Capital Resources

              The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors of approximately $3.8 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic downward adjustments to the quarterly distributions paid to investors.

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

              The Partnership s invested assets decreased as a result of the prepayment of the Friendly Hills PIM and the subsequent distribution of those proceeds to investors in August 1996. In addition to the
  outstanding  principal   balance  of   approximately   $11.3  million,   the
  Partnership received a prepayment penalty of $1,013,411 and all Shared Income and Minimum Additional Interest due of $126,820. The Partnership used the capital transaction proceeds from this prepayment to fund a special distribution of $.97 per Limited Partner interest in August.
              During the third quarter, the owner of Paddock Park II, Paddock - Jacksonville and Paddock - Tallahassee Apartments and the owner of  Paces  Arbor  and Paces  Forest Apartments  notified the  Partnership of their intentions to prepay these PIMs in the near future. Upon a payoff, the Partnership will receive the outstanding principal of these PIMs totaling approximately $27 million and $7.6 million, respectively, the greater of a 9% prepayment penalty or Shared Appreciation Interest, and any unpaid Minimum Additional and Shared Income Interest. The Partnership will distribute the capital transaction proceeds from these prepayments to investors through special distributions. The General Partners will be reviewing the anticipated cash flows from the remaining investments to determine whether the current distribution rate will be sustainable or if an adjustment is necessary. If the General Partners determine the distribution rate needs to be adjusted the timing of the adjustment will depend on when these PIMs prepay.

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


  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

              Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the nine months ended September 30, 1996 and the period from inception through
  September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                            (Amounts in thousands except  per
                                                    Unit amounts)
                                                       Nine Months Ended    Inception to
                                                       September 30, 1996  September 30, 1996

  Distributable Cash Flow:

  Income for tax purposes                                    $ 10,379       $ 107,474
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid expenses, fees
     and organization costs                                     1,042           7,111
    Acquisition expenses paid from offering
               proceeds charged to operations                     -               184
    Shared appreciation income/prepayment
              penalty                                          (1,013)         (1,813)

    Gain on sale of MBS                                           -              (253)

    Total Distributable Cash Flow ("DCF")                    $ 10,408       $ 112,703

  Limited Partners Share of DCF                              $ 10,096       $ 109,322

  Limited Partners Share of DCF per Limited
  Partner interests ( Unit )                                 $    .79            8.56 (b)

  General Partners Share of DCF                              $    312       $   3,381

  Net Proceeds from Capital Transactions:

  Principal collections and prepayments
   (including any Shared Appreciation Income or

   prepayment penalty)on PIMs                                $ 12,899       $  30,737
  Principal collections and sales proceeds
    on MBS (including gain on sale)                             2,107          62,651
  Reinvestment of MBS and PIM principal
   collections                                                  -             (41,960)

  Total Net Proceeds from Capital
   Transactions                                              $ 15,006       $  51,428

  Cash available for distribution
   (DCF plus proceeds from Capital
    transactions)                                            $ 25,414       $ 164,131

  Distributions:
    Limited Partners                                         $ 23,881 (a)   $ 158,641 (a)

    Limited Partners Average per Unit                        $   1.87 (a)   $   12.42 (a)(b)

    General Partners                                         $    312 (a)   $   3,381 (a)

                    Total Distributions                      $ 24,193       $ 162,022

       (a)    Includes  an estimate of the distribution to be paid in November
              1996.
       (b)    Limited  Partners  average per  Unit  return  of capital  as  of
              November 1996 is $3.86 [$12.42 - $8.56]. Return of capital represents that portion of distribution which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.


  Operations

       The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1996 and 1995 (Amounts in thousands):

                                         For the Three Months     For the Nine Months
                                         Ended September 30,      Ended September 30,
                                           1996      1995           1996      1995

       Interest income on PIMs:
         Base interest                   $2,755      $3,008        $8,593     $9,147
         Participation interest             294          85           846        520
       Interest income on MBS               665         754         2,048      2,198
       Other interest income                 76          49           178        149
       Partnership expenses                (417)       (455)       (1,257)    (1,338)

              Distributable Cash Flow     3,373       3,441        10,408     10,676

       Decrease in accrued
         participation income               (29)        -            (581)       -
       Prepayment penalty                 1,013         -           1,013        -
       Amortization of prepaid fees
        and expenses                       (816)       (406)       (1,593)    (1,217)

              Net income                 $3,541      $3,035        $9,247     $9,459

      Net income increased by approximately $506,000 for the three months ended September 30, 1996 as compared to the same period in 1995. The prepayment penalty of $1,013,000 and Shared Income and Minimum Additional Interest of $126,000 received from the prepayment of the Friendly Hills PIM increased net income. Base interest income on PIMs decreased by approximately $253,000 in the third quarter of 1996 versus the third quarter of 1995 due primarily to the interest rate reductions on the Royal Palm Apartments PIM and Sundance Apartments PIM, and the prepayment of the Friendly Hills PIM and interest income on MBS decreased $89,000 in the third quarter of 1996 as compared to the third quarter of 1995, because principal collections reduced the outstanding principal balance of the Partnership s MBS investments thereby decreasing net income. Partnership expenses decreased $38,000 during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due primarily to lower asset management fees, expense reimbursements to affiliates, and general and administrative expenses thereby increasing net income. Amortization expense increased during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the Friendly Hills PIM thereby decreasing net income.

      Net income decreased for the nine months ended September 30, 1996 as compared to same period in 1995 due primarily to lower base interest income on PIMs, lower interest income on MBS and higher amortization expense. These decreases were offset in part by an increase in participation interest income and lower Partnership expenses. The decrease in base interest of approximately $554,000 resulted primarily from the interest rate reductions on the Royal Palm Apartments PIM and Sundance Apartments PIM, and the prepayment of the Friendly Hills PIM. Amortization expense increased because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the prepayment of the Friendly Hills PIM.






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




                    Krupp Insured Plus-III Limited Partnership
                    (Registrant)



                    BY:/s/Robert A. Barrows
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of Krupp Plus Corporation, a General Partner.



  DATE:       October 28, 1996