Form 10-K
period 1996-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1997-03-27
CIK 832091

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1996


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

   Securities  registered pursuant  to Section  12(g) of  the Act:
   Units  of Depositary
   Receipts representing
   Units  of Limited
   P a r t n e r  Interests

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

   The exhibit index is located on pages 9-15.

                                      PART I

   This Form  10-K contains forward-looking  statements within the  meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

      As of December 31, 1996, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1996 was approximately 12,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

      During 1996, the Partnership made a special distribution consisting primarily of principal proceeds from the Friendly Hills PIM prepayment. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The  Partnership   made  the   following  distributions,   in  quarterly
   installments, and special distributions, to its Partners during the two years ended December 31, 1996 and 1995:

                                                 1996                    1995
                                                       Average                 Average
                                           Amount     Per Unit    Amount      Per Unit

            Quarterly Distributions
              Limited Partners          $15,324,193   $1.20     $15,324,192    $1.20
              General Partners              410,687                 421,051

                                         15,734,880             $15,745,243

            Special Distributions
              Limited Partners           12,387,057   $ .97          -

            Total Distributions         $28,121,937             $15,745,243

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

                                1996          1995         1994         1993            1992

       Total revenues       $ 15,578,710  $ 15,728,883 $ 15,725,544  $ 16,164,307   $17,217,037
       Net income             12,021,035    12,335,057   12,197,925    12,647,339    13,486,347
       Net income allocated
        to:
         Limited Partners     11,660,404    11,965,005   11,831,987    12,267,919    13,081,757
         Average per Unit            .91           .94          .93           .96          1.02
         General Partners     360,631      370,052      365,938       379,420       404,590

       Total assets at
        December 31          184,485,334   201,760,285  203,907,975   213,344,580    222,293,447
       Distributions to:
         Limited Partners
         Quarterly            15,324,193    15,324,192   21,242,039    21,183,876     21,213,068
         Average per Unit           1.20          1.20         1.66          1.66           1.66
         Special              12,387,057          -            -             -             -
         Average per Unit            .97          -            -             -             -

         General Partners        410,687       421,051      400,197       411,646        453,383

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

   Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are quarterly distributions paid to investors of approximately $3.9 million per quarter in 1996. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and certain principal collections received on the PIMs and MBS. The cash generated by these items totaled approximately $29.2 million in 1996. The Partnership funds a portion of the distributions from principal collections, as a result, the capital resources of the Partnership will continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

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

      During 1996, the owners of five properties in the portfolio informed the Partnership of their intention to sell their properties, transactions that may take place during 1997. The potential sale of the three Paddock properties in Florida would result in a principal repayment of approximately $27 million and the potential sale of the two Paces properties in North Carolina would result in a principal repayment of
   approximately   $7.6  million.    In  addition  to  the  repayment  of  the
   outstanding principal on the PIMs, the Partnership would receive the greater of a 9% prepayment penalty or Shared Appreciation Interest as well as any unpaid Minimum Additional or Shared Income Interest. If these sales take place, the Partnership will distribute the capital transaction proceeds from these prepayments to investors through special distributions. The General Partners would then review the anticipated cash flows from the remaining investments to determine whether the current distribution rate would be sustainable or if an adjustment would be necessary. If the General Partners determine the distribution rate needs to be adjusted, the timing of the adjustment would depend on when these PIMs prepay.

      During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity in 2006. Also, the Partnership will receive its pro-rata share of annual principal payments totaling $250,000 each year for four years beginning in January 1997. As a result of the modification, the Royal Palm PIM will continue to provide the Partnership with a competitive yield, potential participation in future income and appreciation, and principal and interest from the FNMA MBS will continue to be guaranteed by FNMA.

      Many of the other properties in the portfolio had solid performances during 1996. Average occupancy at most of the properties exceeded 90%, and moderate increases in market rental rates were achieved at many of the properties. Twelve properties generated sufficient operating cash to reach the threshold for payment of participation interest to the Partnership during 1996.

      Two other properties experienced operating difficulties over the past year, primarily due to soft markets. Woodbine Apartments occupancy dropped from the high 90% range during 1996 to the mid 80% range as many new apartments were added to the multifamily housing stock. Boise, Idaho is an active construction market, and more apartments that are scheduled to be built will exacerbate the over- built market. Despite its good location and quality, Woodbine has been severely affected by the glut of new product. Royal Palm Place Apartments is located in the very competitive Kendall, Florida market. Deep rental concessions as well as increased operating and replacement expenses necessary to market the property to prospective residents resulted in an operating deficit by year-end, which was funded by the borrower. The General Partners are monitoring both of these properties closely.

     For the first five years of the PIMs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

   Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by FNMA, FHLMC, GNMA or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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


   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1996 and the period from inception through December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                (Amounts in thousands, except
                                                                     per Unit amounts)
                                                                                Inception
                                                                Year Ended       Through
                                                                 12/31/96        12/31/96
            Distributable Cash Flow:

            Income for tax purposes                               $12,739        $109,834
            Items not requiring or (not providing)
             the use of operating funds:
              Amortization of prepaid expenses, fees
               and organization costs                               1,815           7,884
              Acquisition expenses paid from offering
               proceeds charged to operations                        -                184
              Shared appreciation income/prepayment penalties      (1,013)         (1,813)
              Gain on sale of MBS                                    -               (253)

              Total Distributable Cash Flow ("DCF")               $13,541        $115,836

            Limited Partners Share of DCF                         $13,135        $112,361
            Limited Partners Share of DCF per Unit                $  1.03        $   8.80 (c)

            General Partners Share of DCF                         $   406        $  3,475
            Net Proceeds from Capital Transactions:

            Principal collections and prepayments
             (including Shared appreciation income) on PIMs       $13,098        $ 30,936
            Principal collections and sales proceeds on MBS
             (including gain on sale)                               2,601          63,145
            Reinvestment of MBS and PIM principal collections         -           (41,960)

            Total Net Proceeds from Capital Transactions          $15,699        $ 52,121
            Cash available for distribution

             (DCF plus proceeds from Capital transactions)        $29,240        $167,957

            Distributions:
              Limited Partners(includes special distribution)     $27,712 (a)    $162,472 (b)
              Limited Partners Average per Unit                   $  2.17 (a)    $  12.72 (b)(c)

              General Partners                                    $   406 (a)    $  3,475 (b)
                    Total Distributions                           $28,118 (a)    $165,947 (b)

   (a) Represents all distributions paid in 1996 except the February 1996 distri-bution and includes an estimate of the distribution to be paid in February 1997.
   (b)        Includes distribution to be paid in February 1997.

   (c) Limited Partners average per Unit return of capital as of February 1996 is $3.92 [$12.72 - $8.80]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.
   Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1996, 1995 and 1994.

                                                           (Amounts in Thousands)
                                                    1996         1995          1994
              Interest income on PIMs:
                Base interest                     $11,262      $12,078       $11,985
                Participation interest received       939          544           302Interest income on MBS  2,706  2,913  2,665
              Interest income - other                 238          195           449
              Partnership expenses                 (1,604)      (1,772)       (1,964)

                   Distributable Cash Flow        $13,541      $13,958       $13,437

              Prepayment penalty                    1,013         -             -Accrued Participation income
                 (Accrued Participation income
                  received)                          (580)        -              324

              Amortization of prepaid expenses
               and fees                            (1,953)      (1,623)       (1,563)
                 Net income                       $12,021      $12,335       $12,198

      Net income did not change materially during any of the three years in the periods ended December 31, 1996. However, base interest decreased approximately $817,000 or 6.8% during 1996 as compared to 1995 due primarily to the Partnership having received the prepayment of the Friendly Hills PIM and interest rate reductions on the Royal Palm Apartments and Sundance Apartments PIM. Interest income on MBS decreased $207,000 in 1996 as compared to 1995, because principal collections reduced the outstanding principal balance of the Partnership s MBS investments. Amortization expense increased for the year ended December 31, 1996 as to the year ended December 31, 1995, because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the Friendly Hills PIM. These items were offset by an increase in participation and prepayment penalty income of $828,000 which was primarily the result of receiving a prepayment penalty from Friendly Hills PIM.

      Interest income on MBS increased $248,000 in 1995 as compared to 1994 due primarily to the Partnership reinvesting approximately $12 million of principal collections in additional MBS to obtain the higher yields as compared to the available yields on short-term investments. The MBS acquisitions in 1995 reduced cash available for short-term investment which resulted in a decline in interest income - other in 1995 as compared to 1994.

      Partnership expenses have decreased for the three periods ended
    December 31, 1996,  due  primarily   to  lower  asset   management  fees,
    expense reimbursements to affiliates, and general and administrative expenses.


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

            Douglas Krupp (50)             Co-Chairman of the Board
            George Krupp (52)              Co-Chairman of the Board
            Laurence Gerber (40)           President
            Peter F. Donovan (43)          Senior Vice President
            Robert A. Barrows (39)         Treasurer  and    Chief  Accounting
                                           Officer

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional
   and individual  clients.  Mr.  Krupp is a  graduate of Bryant College.   In
   1989 he received  an honorary Doctor of Science  in Business Administration
   from this institution and was elected trustee in  1990.   Mr. Krupp  serves
   as Chairman  of  the Board  and  a Director  of Berkshire  Realty  Company,
   Inc.(NYSE-BRI).      Mr.  Krupp  also serves  as Chairman  of the  Board and
   Trustee of Krupp Government Income Trust and  Krupp Government Income Trust
   II.

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

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an
   M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and Krupp Government Income TrustII.

      Peter F. Donovan is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $3.9 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11. EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1996, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,161 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.

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

              (10.4) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 26, 1989 between Sundance Associates II, Ltd. and Krupp Insured Plus-III Limited Partnership [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.5) Modification agreement dated May 23, 1996 by and between Sundance Associates II, Ltd. and Krupp Insured Plus-III Limited Partnership [Exhibit 10.1 to
                          Registrant's Report on Form 10-Q for the    quarter
                          ended June 30, 1996 (File No. 0-17691)].*

                 Woodbine Apartments

              (10.6) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated August 23, 1989 between Woodbine II Investors Limited Partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989
                          (File No.0-17691)].*

              (10.7) Participation Agreement dated August 23, 1989 between The Krupp Mortgage Corporation ("Mortgagee") and Krupp Insured Plus-III Limited Partnership (the "Participant") [Exhibit 19.4 to Registrant Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*
              (10.8) Mortgage Note dated August 23, 1989 between Woodbine II Investors Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.9) Deed of Trust dated August 23, 1989 between Woodbine II Investors Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*


                 Ironwood Apartments

              (10.10) Prospectus for GNMA Pool No. 272542(CS) and 272543(PN). [Exhibit 19.7 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.11) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 18, 1989 between Ironwood Associates Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit
                          19.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.12) Mortgage Note dated July 18, 1989 between Ironwood Associates Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.13) Mortgage dated July 18, 1989 between Ironwood Associates Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Casa Marina Apartments

              (10.14)     Prospectus for GNMA Pool No. 279699 (CS)  and 279700
                          (PL) [Exhibit 19.11 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.15) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated June 29, 1989 between Beaux Gardens Associates, LTD., a Florida limited partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.16) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Rosewood Apartments

              (10.17) Prospectus for GNMA Pool No. 280647(CS) and 280648(PL) [Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

              (10.18) Security Deed Note, dated September 28, 1989 between Knight Davidson Rosewood I, a Georgia general partnership and Krupp Mortgage Corporation. [Exhibit
                          19.14 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.19) Security Deed dated September 28, 1989 between Knight Davidson Rosewood I, a Georgia general partnership and Krupp Mortgage Corporation. [Exhibit
                          19.15 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

              (10.20) Subordinated Multifamily Deed to Secure Debt (including Subordinated Promissory Note) dated September 28, 1989 between Knight Davidson Rosewood I, a Georgia general partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.16 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Windsor Court

              (10.21) Supplement to Prospectus for FNMA Pool No. MX-073006 [Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

              (10.22) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Sexton 1986 Windsor-V, an Indiana limited partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

                 Paddock Park II Apartments

              (10.23) Prospectus for FNMA Pool No. MX-073010 [Exhibit 19.1 to Registrants's Report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17691)].*
              (10.24) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated February 21, 1990 between Paddock Park Ocala II, a Georgia limited partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 19.2 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

                 Harbor Club Apartments

              (10.25) Prospectus for GNMA Pool No. 259237(CS) and 259238(PN). [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

              (10.26) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

                 Mill Ponds Apartments

              (10.27)     Prospectus  for FNMA  Pool No. MX-073012.   [Exhibit
                          19.1 to Regi-strant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

              (10.28) Multifamily Mortgage (including Subordinated Promissory Note) dated May 17, 1990 between State Bank of Countryside, Illinois and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrants's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

                 Friendly Hills Apartments

              (10.29) Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between Friendly Hills Apartments, Ltd., a New Jersey Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

              (10.30) Deed of Trust Note dated June 27, 1990 between Friendly Hills Apartments, Ltd., a New Jersey Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Regi-strant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

                 Paces Arbor

              (10.31)     Prospectus  for FNMA  Pool No. MX-073015.   [Exhibit
                          19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.32) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 7, 1990 between Paces Arbor Apartments, Ltd., a North Carolina limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Paces Forest

              (10.33)     Prospectus  for FNMA  Pool  No. MX-073016.  [Exhibit
                          19.3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.34) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note dated June 7, 1990 between Paces Forest Apartments Limited Partnership, a North Carolina limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Fourth Ward

              (10.35) Prospectus for GNMA Pool No. 280969(CS) and 280970(PL). [Exhibit 19.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.36) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between The Fourth Ward Square Associates Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Paddock Club

              (10.37) Prospectus for GNMA Pool No. 280973(CS) and 280974(PL). [Exhibit 19.7 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*
              (10.38) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated August 2, 1990 between Paddock Club Tallahassee, A Limited Partnership, and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*
                 Meridith Square

              (10.39)     Prospectus  for  FNMA Pool  No.  MX-073019. [Exhibit
                          10.41 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17691)].*

              (10.40) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 17, 1990 between BAND/Carolina Associates Limited Partnership, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit
                          10.42 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17691)].*
                 Paddock Club Jacksonville

              (10.41)     Prospectus  for FNMA  Pool  No. MX-073020.  [Exhibit
                          19.01 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.42) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated December 20, 1991 between Paddock Club Jacksonville, a Georgia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.02 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

                 Marina Shores Apartments

              (10.43) Prospectus for GNMA Pool No. 280971(CS) and 280972(PL). [Exhibit 19.03 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.44) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between Marina Shores Associates One, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.04 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.45) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 19.05 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

                 Royal Palm Place

              (10.46)     Prospectus  for FNMA  Pool  No. MB-109057.  [Exhibit
                          10.45 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

              (10.47) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

              (10.48) Modification Agreement dated March 20, 1991, between Royal Palm Place, Ltd., and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

              (10.49) Participation Agreement dated March 20, 1991 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit
                          19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17691)].*

              (10.50) Amended and Restated Subordinated Promissory Note by and between Royal Palm, Ltd. and Krupp Insured Plus-III Limited Partnership.[Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

          * Incorporated by reference

   (c)    Reports on Form 8-K

              During the last quarter of the year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1997.

                       KRUPP   INSURED   PLUS-III   LIMITED PARTNERSHIP
                                          By:  Krupp Plus Corporation,
                                               a General Partner



                                          By:  /s/George Krupp

                                         George    Krupp,    Co-Chairman
                                         (Principal  Executive  Officer)and
                                         Director  of   Krupp  Plus
                                         Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of February, 1997.
              Signatures                               Title(s)


   /s/Douglas Krupp                       Co-Chairman   (Principal   Executive
   Douglas Krupp                          (Officer and  Director  of   Krupp
                                           Plus Corporation, a General Partner.

   /s/ George Krupp                       Co-Chairman   (Principal   Executive
   George Krupp                           (Officer and Director of Krupp Plus
                                          Corporation, a General Partner.


   /s/ Laurence Gerber                    President      of     Krupp     Plus
   Laurence Gerber                         Corporation, a General Partner.


   /s/ Peter F. Donovan                   Senior Vice  President of Krupp Plus
   Peter F. Donovan                       Corporation, a General Partner.

   /s/ Robert A. Barrows                  Treasurer   and   Chief   Accounting
   Robert A. Barrows                      Officer of Krupp Plus Corporation, a
                                          General Partner.

                                    APPENDIX A

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP









                  FINANCIAL STATEMENTS AND SCHEDULE

                        ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1996

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1996 and 1995                            F-4
   Statements of Income for the Years Ended December 31, 1996, 1995
   and 1994                                                                F-5

   Statements of Changes in Partners' Equity for the Years Ended
   December 31, 1996, 1995 and 1994                                        F-6

   Statements of Cash Flows for the Years Ended December 31, 1996,
   1995 and 1994                                                           F-7

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           COOPERS   &  LYBRAND   L.L.P.




   Boston, Massachusetts
   January 30, 1997

                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                               BALANCE SHEETS

                                         December 31, 1996 and 1995


                                                   ASSETS
                                                                1996           1995

          Participating Insured Mortgages ("PIMs")
           (Notes B, C and H)                               $139,380,751   $151,465,652
          Mortgage-Backed Securities and insured
           mortgages ("MBS")(Notes B, D and H)                32,914,934     36,693,963

                Total mortgage investments                   172,295,685    188,159,615
          Cash and cash equivalents (Notes B and H)            4,666,597      3,433,885
          Interest receivable and other assets                 1,233,967      1,924,402
          Prepaid acquisition expenses, net of
           accumulated amortization of $6,717,429 and
           $6,091,012, respectively (Note B)                   4,758,829      6,240,051
          Prepaid participation servicing fees, net of
           accumulated amortization of $2,272,992 and
           $2,084,200, respectively (Note B)                   1,530,256      2,002,332

                Total assets                                $184,485,334   $201,760,285



                                      LIABILITIES AND PARTNERS' EQUITY
          Liabilities                                       $     18,716   $     14,756

          Partners' equity (deficit) (Notes A and E):

            Limited Partners                                 184,524,613    200,575,459
             (12,770,261 Units outstanding)

            General Partners                                    (152,612)      (102,556)
            Unrealized gain on MBS (Note B)                       94,617      1,272,626

                Total Partners' equity                       184,466,618    201,745,529

                Total liabilities and Partners' equity      $184,485,334   $201,760,285

                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME

                            For the Years Ended December 31, 1996, 1995 and 1994



                                                       1996         1995           1994
          Revenues:(Notes B, C and D)
            Interest income - PIMs:
              Base interest                         $11,262,507  $12,078,125    $11,985,295
              Participation interest                  1,371,889      543,613        625,632
            Interest income - MBS                     2,705,932    2,912,632      2,665,309
            Interest income - other                     238,382      194,513        449,308

                Total revenues                       15,578,710   15,728,883     15,725,544
          Expenses:
            Asset management fee to an affiliate
            (Note F)                                  1,352,679    1,412,787      1,415,178
            Expense reimbursements to affiliates
             (Note F)                                   123,639      181,503        382,735
            Amortization of prepaid fees and
             expenses (Note B)                        1,953,298    1,622,438      1,562,511

            General and administrative                  128,059      177,098        167,195

                Total expenses                        3,557,675    3,393,826      3,527,619

          Net income (Notes E and G)                $12,021,035  $12,335,057    $12,197,925

          Allocation of net income (Notes E and G):
            Limited Partners                        $11,660,404  $11,965,005    $11,831,987

            Average net income per Limited Partner
            interest (12,770,261 Limited Partner
            interests outstanding)                  $       .91  $       .94    $       .93

            General Partners                        $   360,631  $   370,052    $   365,938

                                   The accompanying notes are an integral
                                     part of the financial statements.

                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                    For the Years Ended December 31, 1996, 1995 and 1994


                                                                                 Total
                                         Limited       General    Unrealized    Partners'
                                         Partners      Partners      Gain        Equity

        Balance at December 31, 1993   $213,344,698   $ (17,298)  $   -       $213,327,400

        Net income                       11,831,987     365,938       -         12,197,925

        Distributions                   (21,242,039)   (400,197)      -        (21,642,236)

        Balance at December 31, 1994   $203,934,646   $ (51,557)      -       $203,883,089
        Net income                       11,965,005     370,052       -         12,335,057

        Distributions                   (15,324,192)   (421,051)      -        (15,745,243)

        Unrealized gain on MBS               -            -        1,272,626     1,272,626

        Balance at December 31, 1995    200,575,459    (102,556)   1,272,626   201,745,529
        Net income                       11,660,404     360,631       -         12,021,035

        Quarterly distributions         (15,324,193)   (410,687)      -        (15,734,880)

        Special distributions           (12,387,057)      -           -        (12,387,057)

        Change in unrealized gain on MBS      -           -       (1,178,009)   (1,178,009)

        Balance at December 31, 1996   $184,524,613   $(152,612)  $   94,617  $184,466,618

                                The accompanying notes are an integral
                                   part of the financial statements.

                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31, 1996, 1995 and 1994

                                                        1996          1995           1994

     Operating activities:
      Net income                                    $12,021,035   $12,335,057    $12,197,925
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses    1,953,298     1,622,438      1,562,511
         Prepayment penalty                          (1,013,411)        -              -
         Changes in assets and liabilities:
           Decrease (increase) in interest
            receivable and other assets                 690,435       163,681       (416,775)
           Increase (decrease) in liabilities             3,960       (10,130)         7,706
             Net cash provided by operating
              activities                             13,655,317    14,111,046     13,351,367

     Investing activities:
       Principal collections on PIMs including
         prepayment penalty of $1,013,411 in 1996    13,098,312       972,384        811,733
       Investment in MBS                                  -        (1,027,567)   (11,278,411)

       Principal collections on MBS                   2,601,020     1,866,085      5,161,680

             Net cash provided by (used for)
              investing activities                   15,699,332     1,810,902     (5,304,998)

     Financing activities:
       Special distributions                        (12,387,057)        -              -
       Quarterly distributions                      (15,734,880)  (15,745,243)   (21,642,236)
             Net cash used for financing
               activities                           (28,121,937)  (15,745,243)   (21,642,236)

     Net increase (decrease)in cash and
       cash equivalents                               1,232,712       176,705    (13,595,867)

     Cash and cash equivalents, beginning of
       period                                         3,433,885     3,257,180     16,853,047
     Cash and cash equivalents, end of period       $ 4,666,597   $ 3,433,885    $ 3,257,180

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

         Cash and Cash Equivalents

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

         Estimates and Assumptions

       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

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

       During May 1996, the Partnership entered into an agreement with the borrower of the Sundance Apartments PIM that reduces the monthly interest paid by the borrower by 1% per annum and modifies the participation features. The modification will reduce the monthly cash flow of the Partnership, but will not materially affect the Partnership s liquidity.
       Listed in the chart is a summary of the Partnership's PIM investments at December 31, 1996 and 1995:

                  Aggregate               Permanent                    Aggregate Outstanding
                   Original      Number    Interest     Maturity         Principal Balance at
     Issuer       Principal      of PIMs  Rate Range   Date Range            December 31,
                                                                           1996          1995

     FNMA         $ 70,168,742
                      (a)          8       6.25%-8%
                                              (a)       10/99 - 4/06
                                                             (a)       $ 67,356,096  $ 67,790,969

     GNMA           69,099,733
                      (b)          8       8%-8.50%      8/30 - 5/32     67,808,790    68,129,224


     FHA             4,327,800     1         8.675%          1/31         4,215,865    15,545,459

                  $143,596,275    17                                   $139,380,751  $151,465,652

   (a) Includes the Partnership's share of the Royal Palm Place PIM, in which the Partnership holds 73% of the $22,000,000 total PIM and an affiliate of the Partnership holds the remaining 27%. During December 1995 the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued FNMA mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of annual principal payment totaling $250,000 due each year for four years beginning in January 1997.

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

   D.    MBS

         At December 31, 1996, the Partnership's MBS portfolio has an amortized cost of $32,820,315 and unrealized gains and losses of approximately $515,192 and $420,575, respectively. At December 31, 1995, the Partnership's MBS portfolio had a market value of approximately $35,421,337 and unrealized gains and losses of $1,278,148 and $5,522, respectively. The MBS portfolio has a maturity dates ranging from 2010 to 2035.

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

         As  of   December  31,   1996,  the   following  cumulative   partner
         contributions and allocations  have been made since  inception of the
         Partnership:

                                                  Corporate                            Total
                                                   Limited   General    Unrealized   Partners'
                                   Unitholders     Partner   Partners  gain on MBS    Equity

         Capital contributions     $254,686,736   $ 2,000  $    3,000  $     -      $254,691,736
         Syndication costs          (15,834,700)      -        -             -       (15,834,700)

         Distributions             (158,639,520)   (1,369) (3,381,740)       -      (162,022,629)

         Net income                 104,310,580       886   3,226,128        -       107,537,594

         Unrealized gain on MBS          -            -         -           94,617        94,617

        Total at December 31, 1996 $184,523,096   $ 1,517  $ (152,612) $    94,617  $184,466,618

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

  G.   Federal Income Taxes

       The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1996 federal income tax return is as follows:

          Net income per statement of income                          $12,021,035

          Add:      Book to tax difference for participation
                        income                                            580,226

                    Book to tax difference for amortization
                        of prepaid expenses and fees                      138,590

          Net income for federal income tax purposes                  $12,739,851

       The allocation of the net income for federal income tax purposes for 1996 is as follows:

                                                                       Portfolio
                                                                         Income

                           Unitholders                                $12,357,559
                           Corporate Limited Partner                           97
                           General Partners                               382,195
                                                                      $12,739,851

       During the years ended December 31, 1996, 1995 and 1994 the average per Unit net income to the Unitholders for federal income tax purposes was $1.00, $.99 and $.95, respectively.

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

          PIMs

          There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership s estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of $2,784,000 and $1,123,000 at December 31, 1996, respectively, and gross unrealized gains and losses of $5,051,000 and $395,000 at December 31, 1995, respectively.

  H.      Fair Value Disclosures of Financial Instruments, Continued

          At December 31, 1996 and 1995, the Partnership estimates the fair values of its financial instruments as follows:

                                                              (rounded to thousands)
                                                               1996            1995

                    Cash and cash equivalents                $  4,667        $  3,434
                    MBS                                        32,915          36,694

                    PIMs                                      141,042         156,122

                                                             $178,624        $196,250

                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                         December 31, 1996
                                            __________


                                               Approx.
                                               Normal
                                     Maturity  Monthly     Original         Current         Carrying
                         Interest      Date    Payment       Face           Face           Amount at
        PIMs (a)         Rate (b)       (j)      (k)        Amount         Amount          12/31/96 (p)
          GNMA

          Casa Marina
           Apts.
          Miami, FL       8.00%
                          (d)(f)(h)   12/15/30  $ 49,000  $  7,099,700  $ 6,924,266    $  6,924,266

          Fourth Ward Sq.
           Apts.
          Charlotte, NC   8.00%
                          (c)(f)(h)   11/15/31    50,000     7,250,000    7,106,209        7,106,209

          Harbor Club
           Apts.
          Ann Arbor, MI   8.00%
                          (e)
                          (i)(l)      10/15/31    97,000    13,562,000   13,411,259       13,411,259

          Ironwood Place
           Apts.
          Ann Arbor, MI   8.50%
                          (c)(f)(h)   8/15/30     37,000     4,997,603    4,889,470        4,889,470

          Marina Shores
           Apts.
          VA Beach, VA    8.00%
                          (c)(f)(h)   5/15/32    104,000    15,000,000   14,721,129       14,721,129



          Paddock Club Apts.
          Tallahassee, FL 8.00%
                         (c)(f)(h)    3/15/32     60,000      8,600,000    8,440,794        8,440,794

          Rosewood Apts.
          Cartersville,GA   8.00%
                          (c)(f)(h)   2/15/31     36,000      5,197,314    5,076,104        5,076,104

          Sundance Apts.
          Miami, FL       8.50%
                          (c)(e)
                          (g)(n)      12/15/30   54,000       7,393,116    7,239,559        7,239,559

                                                             69,099,733   67,808,790       67,808,790

          FNMA

          Meridith
         Square Apts.
          Columbia, SC    8.00%
                          (c)(e)(g)   10/1/00   35,000(o)     4,900,000    4,726,828        4,726,828



          Mill Ponds
         Apts.
          Naperville, IL  7.50%
                          (c)(f)(g)   6/1/00     70,000
                                                  (o)       10,450,000    10,003,149       10,003,149


          Paces Arbor
         Apts.
          Raleigh, NC     7.50%
                          (c)(e)(g)   7/1/00
                                               24,000
                                                  (o)        3,545,000
                                                                       3,398,144         3,398,144
          Paces Forest
           Apts.
          Raleigh, NC     7.50%
                          (c)(e)(g)   7/1/00
                                               29,000
                                                  (o)        4,345,000
                                                                       4,165,003         4,165,003


          Paddock Club
           Apts.
          Jacksonville,FL   8.00%
                          (c)(e)(g)   1/1/01   60,000(o)    8,500,000
                                                                       8,204,978         8,204,978

            Paddock ParkII
             Apts.
            Ocala, FL        7.50%
                            (d)(e)(h) 3/1/00   $72,000
                                                  (o)      10,750,000   10,256,136     10,256,136



            Royal Palm Pl.
             Apts.
            Kendall, FL      6.25%
                             (c)
                             (m)       4/1/06
                                                111,000
                                                   (o)
                                                          15,978,742
                                                                       15,491,579       15,491,579


            Windsor Court
             Apts.
            Indianapolis,
           IN                7.25%
                             (c)(e)
                             (g)     10/1/99    77,000
                                                   (o)
                                                          11,700,000
                                                                       11,110,279       11,110,279




                                                          70,168,742
                                                                       67,356,096       67,356,096


            HUD

            Woodbine Apts.
            Boise, ID         8.68%
                            (c)(e)(g)          1/1/31     32,000     4,327,800    4,215,865      4,215,865


                  Total                                $143,596,275 $139,380,75     $139,380,751

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

        (m) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of annual principal payments $250,000 due each year for four years beginning in January 1997.

       (n) On May 23, 1996, the Partnership entered into an agreement with the borrower of the Sundance Apartments PIM that reduces the monthly interest paid by the borrower by 1% per annum.

        (o) The approximate principal balance due at maturity for each PIM, listed below, is as follows:


                              PIM                              Amount
                    Meridith Square Apartments              $ 4,562,000
                    Mill Ponds Apartments                   $ 9,655,000
                    Paces Arbor Apartments                  $ 3,275,000
                    Paces Forest Apartments                 $ 4,015,000
                    Paddock Club Apartments                 $ 7,913,000
                    Paddock Park II Apartments              $ 9,932,000
                    Royal Palm Place Apartments             $14,766,010
                    Windsor Court Apartments                $10,767,000

      (p) The aggregate cost of PIMs for federal income tax purposes is $139,380,751.

   A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1996 is as follows:


                                                 1996           1995            1994

         Balance at beginning of period      $151,465,652   $152,438,036    $153,249,769

         Deductions during period:
          Principal collections               (12,084,901)      (972,384)       (811,733)

         Balance at end of period            $139,380,751   $151,465,652    $152,438,036