Form 10-Q
period 1997-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1997-05-12
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1997

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

                                            BALANCE SHEETS


                                                ASSETS

                                                             March 31,     December 31,
                                                               1997            1996

            Participating Insured Mortgages ("PIMs")(Note 2)$138,995,348   $139,380,751
            Mortgage-Backed Securities and insured
             mortgages ("MBS")(Note 3)                        32,227,221     32,914,934

                 Total mortgage investments                  171,222,569    172,295,685

            Cash and cash equivalents                          5,581,840      4,666,597
            Interest receivable and other assets               1,167,541      1,233,967
            Prepaid acquisition expenses and fees, net of
             accumulated amortization of $6,991,247 and
             $6,717,429, respectively                          4,485,011      4,758,829
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,359,035 and
             $2,272,992, respectively                          1,444,213      1,530,256

                 Total assets                               $183,901,174   $184,485,334



                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $      3,493   $     18,716

            Partners' equity (deficit) (Note 4):

              Limited Partners                               184,175,245    184,524,613
               (12,770,261 Limited Partner interests
              outstanding)
              General Partners                                  (138,936)      (152,612)

              Unrealized gain (loss)on MBS                      (138,628)        94,617

                 Total Partners' equity                      183,897,681    184,466,618

                 Total liabilities and Partners' equity     $183,901,174   $184,485,334

                                The accompanying notes are an integral
                                   part of the financial statements.

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                                                               For the Three Months
                                                                   Ended March 31,
                                                              1997            1996
            Revenue:
               Interest income - PIMs:
               Base interest                                $2,662,964     $2,921,074
               Participation income                            989,506           -
               Interest income - MBS                           647,518        698,402
               Other interest income                            59,965         47,170

               Total revenues                                4,359,953      3,666,646

            Expense:
               Asset management fee to an affiliate            317,500        347,502
               Expense reimbursements to affiliates             27,533         46,985
               Amortization of prepaid expenses and fees       359,861        388,409
               General and administrative                       65,697         38,132

               Total expenses                                  770,591        821,028

            Net income                                      $3,589,362     $2,845,618

            Allocation of net income (Note 4):


               Limited Partners                             $3,481,681     $2,760,249

               Average net income per Limited Partner
              interest (12,770,261 Limited Partner
                interests outstanding)                      $      .27     $      .22

               General Partners                             $  107,681     $   85,369


                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                   For the Three Months
                                                                       Ended March 31,

                                                                   1997          1996

     Operating activities:
       Net income                                               $3,589,362    $ 2,845,618
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                 359,861        388,409
         Shared appreciation income                               (679,193)          -
         Changes in assets and liabilities:
           Decrease in interest receivable and other assets         66,426        209,739
           Decrease in liabilities                                 (15,223)        (9,370)

           Net cash provided by operating activities             3,321,233      3,434,396

     Investing activities:
       Principal collections on PIMs including Shared
         appreciation                                            1,064,596        208,904
       Principal collections on MBS                                454,468        861,260



           Net cash provided by investing activities             1,519,064      1,070,164

     Financing activity:
       Distributions                                            (3,925,054)    (3,929,506)

     Net increase in cash and cash equivalents                     915,243        575,054

     Cash and cash equivalents, beginning of period              4,666,597      3,433,885

     Cash and cash equivalents, end of period                   $5,581,840    $ 4,008,939

                                The accompanying notes are an integral
                                   part of the financial statements.

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   1.            Accounting Policies

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

                 In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

                 The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.            PIMs

                 At March 31, 1997, the Partnership s PIM portfolio has a fair value of $139,612,314 and gross unrealized gains and losses of approximately $1,567,124 and $950,158 respectively. The PIM portfolio has maturities ranging from 1999 to 2032.

   3.            MBS

                 At March 31, 1997, the Partnership's MBS portfolio has an amortized cost of $32,365,849 and gross unrealized gains and losses of $421,179 and $559,807, respectively. The Partnership's MBS have maturities ranging from 2010 to 2035.

   4.            Changes in Partners' Equity

                 A summary of changes in Partners' Equity for the three months ended March 31, 1997 is as follows:

                                                                                   Total
                                           Limited       General    Unrealized    Partners'
                                           Partners      Partners      Gain        Equity
              Balance at December 31,
              1996                       $184,524,613   $(152,612)  $   94,617  $184,466,618

              Net income                    3,481,681     107,681         -        3,589,362

              Distributions                (3,831,049)    (94,005)        -       (3,925,054)

              Decrease in unrealized
                 gain on MBS                  -             -         (233,245)     (233,245)

              Balance at March 31, 1997  $184,175,245   $(138,936)  $ (138,628) $183,897,681

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued


   5.Subsequent Event

   Paces Arbor and Paces Forest Apartments

   On April 25, 1997, the Partnership received prepayments of the Paces Arbor and Paces Forest Apartment PIMs. The Partnership received the outstanding first mortgage principal balances of $3,390,705 and $4,155,884, respectively, plus outstanding interest. In addition, the Partnership received $305,163 and $374,030 representing the prepayment penalties associated with the payoff.

   In May 1997, the Partnership will make a special distribution of $.65 per unit per Limited Partner interest with the proceeds from this prepayment.

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

   During April, the Partnership will receive proceeds from the repayment of the Paces Arbor and Paces Forest Apartment PIMs. During May, the Partnership will make a special distribution to the investors of $.65 per limited partner interest. The General Partners estimate that the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1997. However, in the event of further PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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


   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the three months ended March 31, 1997 and the period from inception through March 31, 1997. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                        (Amounts in thousands
                                                        except    per    Unit
                                                        amounts)
                                                       Three Months Ended   Inception to
                                                         March 31, 1997    March 31, 1997
   Distributable Cash Flow:

   Income for tax purposes                                   $  3,624         $ 113,458
   Items not requiring or (not providing)
    the use of operating funds:
     Amortization of prepaid expenses, fees
      and organization costs                                      325             8,209
     Acquisition expenses paid from offering
               proceeds charged to operations                     -                184

     Shared appreciation income/prepayment
              penalties                                          (679)           (2,492)

     Gain on sale of MBS                                          -               (253)

     Total Distributable Cash Flow ("DCF")                   $  3,270         $ 119,106

   Limited Partners Share of DCF                             $  3,172         $ 115,533

   Limited Partners Share of DCF per Limited
   Partner interests ( Unit )                                $    .25              9.05(b)

   General Partners Share of DCF                             $     98         $   3,573




   Net Proceeds from Capital Transactions:

   Principal collections and prepayments
    (including Shared Appreciation Income)
    on PIMs   $  1,065                                       $ 32,001
   Principal collections and sales proceeds
     on MBS (including gain on sale)                              454           63,599
   Reinvestment of MBS and PIM principal
    collections      -                                         (41,960)

   Total Net Proceeds from Capital
    Transactions                                              $  1,519        $ 53,640


   Cash available for distribution
    (DCF plus proceeds from Capital
     transactions)                                           $ 4,789          $172,746

   Distributions:
     Limited Partners                                        $ 3,831 (a)      $166,303


     Limited Partners Average per Unit                       $   .30 (a)      $  13.02

     General Partners                                        $    98 (a)      $  3,573(a)

                    Total Distributions                      $ 3,929          $169,876

       (a)    Includes an estimate of the distribution to be paid in May 1997.
       (b)    Limited Partners average  per Unit return  of capital as  of May 1997  is
              $3.97  [$13.02 - $9.05].   Return of  capital represents  that portion of
              distributions which is not funded from DCF such as proceeds from the sale of  assets and  substantially all of  the principal  collections received from MBS and PIMs.

   Operations

The following discussion relates to the operations of the Partnership during the three months ended March 31, 1997 and 1996:

                                                          (Amounts in thousands)
                                                                1997            1996

            Interest income - PIMs:
              Base interest                                   $2,663           $2,921
              Shared income and minimum
               additional interest                               310              159
            Interest income on MBS                               648              698
            Other interest income                                 60               47
            Partnership expenses                                (411)            (432)
               Distributable Cash Flow                         3,270            3,393

            Shared appreciation income                           679               -
            Decrease in accrued participation
              income                                              -              (159)
            Amortization of prepaid fees
             and expenses                                       (360)            (388)

               Net income                                     $3,589           $2,846

Net income increased by approximately $743,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is primarily attributed to participation interest associated with the Paces Forest and Paces Arbor PIMs totaling approximately $877,000. In addition, the

Partnership received participation interest relating to the Mill Ponds  and
   Rosewood PIMs in the amount of $62,000 and $51,000, respectively. These increases were somewhat offset by a reduction in base interest income on PIMs of approximately $258,000 due to the prepayment of the Friendly Hills PIM in August 1996.

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








   DATE:      April 23, 1997