Form 10-Q
period 1997-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1997-08-14
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to




                 Commission file number          0-17691


                   Krupp Insured Plus-III Limited Partnership


               Massachusetts                              04-3007489
   (State or other jurisdiction of                    ( I R S   employer
   incorporation or organization)                     identification no.)
   470 Atlantic Avenue, Boston, Massachusetts                    02210
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

                                            BALANCE SHEETS

                                                ASSETS

                                                             June 30,      December 31,
                                                               1997            1996

          Participating Insured Mortgages ("PIMs")(Note 2)  $131,257,560   $139,380,751
          Mortgage-Backed Securities and insured
           mortgages ("MBS")(Note 3)                          32,436,264     32,914,934

                 Total mortgage investments                  163,693,824    172,295,685

          Cash and cash equivalents                            4,591,029      4,666,597
          Interest receivable and other assets                 1,114,034      1,233,967
          Prepaid acquisition expenses and fees, net of
           accumulated amortization of $6,835,673 and
           $6,717,429, respectively                            4,025,481      4,758,829
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,981,954 and
           $2,272,992, respectively                            1,308,203      1,530,256

                 Total assets                               $174,732,571   $184,485,334



                                   LIABILITIES AND PARTNERS' EQUITY

          Liabilities                                       $     11,043   $     18,716

          Partners' equity (deficit) (Note 4):

            Limited Partners                                 174,393,877    184,524,613
             (12,770,261 Limited Partner interests
              outstanding)
            General Partners                                    (164,347)      (152,612)

            Unrealized gain on MBS                               491,998         94,617

                 Total Partners' equity                      174,721,528    184,466,618

                 Total liabilities and Partners' equity     $174,732,571   $184,485,334


                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                              For the Three Months        For the Six Months
                                                 Ended June 30,            Ended  June  30,


                                              1997            1996         1997       1996

          Revenues:
           Interest income - PIMs:
             Base interest                 $2,540,033     $2,916,924   $5,202,997  $5,837,998
             Participation interest           138,683           -       1,128,189        -
           Interest income - MBS              638,048        684,368    1,285,566   1,382,770
           Interest income - other             99,149         55,176      159,114     102,346

               Total revenues               3,415,913      3,656,468    7,775,866   7,323,114

          Expenses:
           Asset management fee to
            an affiliate                      305,746        345,779      623,246     693,281
           Expense reimbursements to
            affiliates                         33,938         38,912       61,471      85,897
           Amortization of prepaid expenses
            and fees                          595,540        388,408      955,401     776,817
           General and administrative          57,714         22,534      123,411      60,666

               Total expenses                 992,938        795,633    1,763,529   1,616,661

          Net income                       $2,422,975     $2,860,835   $6,012,337  $5,706,453

          Allocation of net income (Note 4):


           Limited Partners                $2,350,285     $2,775,010   $5,831,966  $5,535,259

           Average net income per Limited
            Partner interest (12,770,261
            Limited Partner interests
            outstanding)                   $      .19     $      .21   $      .46  $      .43


           General Partners                $   72,690     $   85,825   $  180,371  $  171,194



                              The accompanying notes are an integral
                                   part of the financial statements.


                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS


                                                                   For the Six Months
                                                                       Ended June 30,

                                                                   1997          1996

     Operating activities:
       Net income                                               $ 6,012,337   $ 5,706,453
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                  955,401       776,817
         Prepayment penalty                                        (679,193)         -
         Changes in assets and liabilities:
           Decrease in interest receivable and other assets         119,933       639,797
           Decrease in liabilities                                   (7,673)       (5,737)

           Net cash provided by operating activities              6,400,805     7,117,330

     Investing activities:
       Principal collections on PIMs including a prepayment
         penalty of $679,193 in 1997                              8,802,384       422,203
       Principal collections on MBS                                 876,051     1,400,466

           Net cash provided by investing activities              9,678,435     1,822,669

     Financing activities:
       Special distributions                                     (8,300,605)         -
       Quarterly distributions                                   (7,854,203)   (7,862,353)

           Net cash used for financing activities               (16,154,808)   (7,862,353)

     Net increase (decrease) in cash and cash equivalents           (75,568)    1,077,646

     Cash and cash equivalents, beginning of period               4,666,597     3,433,885

     Cash and cash equivalents, end of period                   $ 4,591,029   $ 4,511,531



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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996.

      The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.            PIMs

      On April 25, 1997, the Partnership received a prepayment of the Paces Arbor and Paces Forest Apartment PIMs. The Partnership received the outstanding principal balances of $3,390,705 and $4,155,888, respectively. In addition, the Partnership also received a prepayment penalty of $679,193 and Minimum Additional and Shared Income Interest of $197,939 for 1996 and through the date of prepayment. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM and retired them. On May 23, 1997, the Partnership made a special distribution of $.65 per Limited Partner interest with the proceeds from the outstanding principal proceeds and the prepayment penalty.

       At June 30, 1997, the Partnership s PIM portfolio has a fair value of $134,522,190 and gross unrealized gains and losses of $3,537,339 and $272,709, respectively. The PIM portfolio has maturities ranging from 1999 to 2032.


   3.            MBS

       At June 30, 1997, the Partnership's MBS portfolio has an amortized cost of $31,944,266 and gross unrealized gains and losses of $725,262 and $233,264, respectively. The Partnership's MBS have maturities ranging from 2010 to 2035.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                               NOTES TO FINANCIAL STATEMENTS, Continued


            4.   Changes in Partners' Equity

                 A summary  of changes in Partners'  Equity for the six  months ended June
                 30, 1997 is as follows:
                                                                                   Total
                                           Limited       General    Unrealized    Partners'
                                           Partners      Partners      Gain        Equity
              Balance at December 31,
              1996                       $184,524,613   $(152,612)  $ 94,617    $184,466,618

              Net income                    5,831,966     180,371       -          6,012,337

              Special distributions        (8,300,605)       -          -         (8,300,605)

              Distributions                (7,662,097)   (192,106)      -         (7,854,203)

              Increase in unrealized
               gain on MBS                       -           -       397,381         397,381

              Balance at June 30, 1997   $174,393,877   $(164,347)  $491,998    $174,721,528



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

        The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution the General Partners may adjust the distribution rate or distribute funds through a special distribution.

         The  owner   of  Rosewood   Apartments  PIM  has   notified  the
Partnership their intentions to repay the loan due to a potential sale of the property before year end. The owner is presently negotiating with the Partnership as to the terms of the prepayment penalty. In addition, Sundance Apartments PIM has been sold and the new owner has assumed both the first mortgage and the modified subordinated promissory note payable to the Partnership.

          On April 25, 1997, the Partnership received prepayments of the Paces Arbor and Paces Forest Apartment PIMs. The Partnership received the outstanding first mortgage principal balance, a prepayment penalty and all accrued Minimum Additional and Shared Income Interest. During May, the Partnership made a special distribution, from the aforementioned principal balances and prepayment penalty proceeds, to the investors of $.65 per limited partner interest. The General Partners estimate that the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1997. However, in the event of further PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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

   Operations

           The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1997 and 1996 (Amounts in thousands):

   Net income decreased for the three months ended June 30, 1997, as compared to same period in 1996 by approximately by $437,000. This decrease was due to lower base interest, interest income on MBS and higher amortization of prepaid fees and expenses of $377,000, $47,000, and $206,000, respectively. The decrease in base interest was a result of the repayments of the Friendly Hills Apartments PIM during the third quarter of 1996 and the Paces Arbor and Paces Forest Apartments during the second quarter of 1997. The increase in amortization of prepaid fees and expenses is because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the Paces Arbor and Paces Forest Apartments PIMs. This was offset by increases in participation income and other interest income of $139,000 and $44,000, respectively. The Partnership realized participation income from Windsor, Meredith and Woodbine Apartments of $93,000, $43,000 and $3,000, respectively.

    Net income increased for the six months ended June 30, 1997, as compared
to the  same period in 1996  by approximately $306,000.   This increase was
due to higher participation income, other interest income and lower Partnership expenses of $1,128,000, $57,000 and $31,000, respectively. The increase in participation income was a result of the prepayment penalty of


$679,000 related to the prepayment of Paces Arbor and Paces Forest Apartments during the second quarter of 1997 and participation income received from seven properties totaling $449,000. This was offset by lower base interest $635,000, higher amortization of prepaid fees and expenses of $178,000 and lower MBS interest income of $97,000.

The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating interest income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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








            DATE:   August 5, 1997