Form 10-Q
period 1997-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1997-11-12
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to




                 Commission file number          0-17691


                   Krupp Insured Plus-III Limited Partnership


      Massachusetts                                      04- 3007489
   (State or other jurisdiction of                             (IRS employer
   incorporation or organization)                        identification no.)
   470 Atlantic Avenue, Boston, Massachusetts                        02210
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

                                            BALANCE SHEETS


                                                ASSETS

                                                            September 30,    December 31,
                                                                 1997            1996
          Participating Insured Mortgages ("PIMs")(Note 2)  $131,062,351     $139,380,751
          Mortgage-Backed Securities and insured
           mortgages ("MBS")(Note 3)                          32,597,453       32,914,934

                 Total mortgage investments                  163,659,804      172,295,685

          Cash and cash equivalents                            4,436,002        4,666,597
          Interest receivable and other assets                 1,094,391        1,233,967
          Prepaid acquisition expenses and fees, net of
           accumulated amortization of $7,094,433 and
           $6,717,429 respectively                             3,766,721        4,758,829
          Prepaid participation servicing fees, net of
           accumulated amortization of $2,063,946 and
           $2,272,992, respectively                            1,226,211        1,530,256

                 Total assets                               $174,183,129     $184,485,334

                                   LIABILITIES AND PARTNERS' EQUITY

          Liabilities                                       $    163,274     $     18,716

          Partners' equity (deficit) (Note 4):

            Limited Partners                                 173,154,277      184,524,613   (12,770,261 Limited Partner interests
              outstanding)
            General Partners                                    (174,756)        (152,612)

            Unrealized gain on MBS                             1,040,334           94,617

                 Total Partners' equity                      174,019,855      184,466,618

                 Total liabilities and Partners' equity     $174,183,129     $184,485,334



                                The accompanying notes are an integral
                                part of the financial statements

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                                         STATEMENTS OF INCOME


                                         For the Three Months        For the Nine Months
                                         Ended September 30,         Ended September 30,

                                          1997          1996          1997          1996
           Revenues:
           Interest income - PIMs:
           Base interest             $2,517,455    $2,754,783   $ 7,720,452   $ 8,592,781
           Participation interest
              (Note 2)                    183,527     1,279,146     1,311,716     1,279,146
           Interest income - MBS          628,174       664,957     1,913,740     2,047,727
           Interest income - other         60,661        75,429       219,775       177,775

               Total revenues           3,389,817     4,774,315    11,165,683    12,097,429

          Expenses:
           Asset management fee to
            an affiliate                  308,040       334,049       931,286     1,027,330
           Expense reimbursements to
            affiliates                     33,939        46,986        95,410       132,883
           Amortization of prepaid
            expenses and fees             340,752       816,619     1,296,153     1,593,436
           General and administrative      35,491        35,725       158,902        96,391

               Total expenses             718,222     1,233,379     2,481,751     2,850,040

          Net income                   $2,671,595    $3,540,936   $ 8,683,932   $ 9,247,389

          Allocation of net income (Note 4):


           Limited Partners            $2,591,448    $3,434,708   $ 8,423,414   $ 8,969,967

           Average net income per
             Limited Partner interest
             (12,770,261 Limited
             Partner interests
             outstanding)              $      .20    $      .27   $       .66   $       .70


           General Partners            $   80,147    $  106,228   $   260,518   $   277,422






                                 The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                                        STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months
                                                                    Ended September 30,

                                                                   1997          1996
     Operating activities:
       Net income                                               $ 8,683,932   $ 9,247,389
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                1,296,153     1,593,436
         Prepayment penalty                                        (679,193)   (1,013,411)
         Changes in assets and liabilities:
           Decrease in interest receivable and other assets         139,576       742,069
           Increase (decrease) in liabilities                       144,558          (915)

           Net cash provided by operating activities              9,585,026    10,568,568

     Investing activities:
       Principal collections on PIMs including prepayment
        penalty of $679,193 and $1,013,411 respectively           8,997,593    12,898,670
       Principal collections on MBS                               1,263,198     2,106,755

           Net cash provided by investing activities             10,260,791    15,005,425

     Financing activities:
       Quarterly distributions                                  (11,775,807)  (11,802,675)
       Special distributions                                     (8,300,605)  (12,387,057)

           Net cash used for financing activities               (20,076,412)  (24,189,732)

     Net increase (decrease) in cash and cash equivalents          (230,595)    1,384,261

     Cash and cash equivalents, beginning of period               4,666,597     3,433,885

     Cash and cash equivalents, end of period                   $ 4,436,002   $ 4,818,146


                              The accompanying notes are an integral
                                part of the financial statements.






                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   1.  Accounting Policies

Certain  information   and   footnote  disclosures   normally
included in financial statements prepared in accordance withgenerally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus
Corporation   and   Mortgage    Services   Partners   Limited
Partnership, (collectively  the "General Partners")  of Krupp
Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial
Statements included in the Partnership's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the three and nine months endedSeptember 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2. PIMs

 On April 25, 1997, the Partnership received a prepayment of the Paces Arbor and Paces Forest Apartment PIMs. The Partnership received the outstanding principal balances of $3,390,705 and $4,155,888, respectively. In addition, the Partnership also received a prepayment penalty of $679,193 and Minimum Additional and Shared Income Interest of $197,939. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM and retired them. On May 23, 1997, the Partnership made a special distribution of $.65 per
 Limited Partner interest with the proceeds from the outstanding principal proceeds and the prepayment penalty.

 3. MBS

 At September 30, 1997, the Partnership's MBS portfolio has an amortized cost of approximately $31,557,119 and gross unrealized gains and loses of approximately $1,067,225 and $26,891 respectively. The Partnership's MBS have maturities ranging from 2010 to 2035.

                                    Continued
                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS, Continued


  4.     Changes in Partners' Equity

 A summary of changes in Partners' Equity for the nine months ended September 30, 1997 is as follows:



                                                                            Total
                                           Limited       General    Unrealized    Partners'
                                           Partners      Partners   Gain (Loss)    Equity
              Balance at December 31,
              1996                       $184,524,613   $(152,612)  $   94,617  $184,466,618

              Net income                    8,423,414     260,518         -        8,683,932

              Quarterly distributions     (11,493,145)   (282,662)        -      (11,775,807)

              Special distributions        (8,300,605)       -            -       (8,300,605)

              Increase in unrealized
                 gain on MBS                  -              -         945,717       945,717

              Balance at September 30,
                 1997                    $173,154,277   $(174,756)  $1,040,334  $174,019,855



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

   Liquidity and Capital Resources

   The most  significant demand on the  Partnership s liquidity are quarterly distributions paid to investors of approximately $3.9 million. Funds used for investor distributions come from interest received on the
   PIMs, MBS, cash and cash equivalents net of operating expenses, and principal collections received on the PIMs and MBS. The Partnership funds a portion of the distributions from principal collections causing the capital resources of the Partnership to continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

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

   On April 25, 1997, the Partnership received prepayments of the Paces Arbor and Paces Forest PIMs that included the outstanding first mortgage principal balance, a prepayment penalty and all accrued additional interest earned through the payoff date. The Partnership made a special distribution of the capital proceeds from these transactions, principal and prepayment penalties, of $.65 per limited partner interest in May.

   The General Partners expect that the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1997. However, if additional PIMs are prepaid, the quarterly distribution rate in the future may be adjusted downward to reflect fewer cash inflows from the remaining mortgage investments. In the event additional PIMs are prepaid, the Partnership will make special distributions from the capital proceeds of the prepayments.

   A number of borrowers have informed the General Partners of their intentions to prepay the Partnership s PIMs. The owner of three properties in the portfolio, the Paddock properties in Florida, expects to payoff each PIM in November 1997 as a result of a merger transaction with a NYSE-listed real estate investment trust. If the Paddocks transaction is finalized as expected, the Partnership will receive a principal repayment totaling approximately $27 million. The borrower on the Meredith Square PIM expects to close a refinance of the property in December 1997 and payoff the outstanding balance on the first mortgage loan. The Partnership will receive a principal repayment of approximately $4.7 million if the Meredith

   Square transaction is finalized. In addition to the repayment of the principal balances of these four PIMs, the Partnership will also received accrued additional interest earned on each property s operations and either the greater of a 9% prepayment penalty or additional interest earned on the appreciation in each property s value.

   Three other borrowers have indicated there is a possibility they may payoff the Partnership s PIMs. A sale transaction of Rosewood Apartments fell through earlier in 1997, but the PIM could be prepaid if the borrower is successful in obtaining another purchase offer. The owner of Fourth Ward Square has notified the General Partners of his intention to refinance the property and payoff the Partnership s PIM. The new owner of Sundance Apartments, who purchased the property during the second quarter 1997 and assumed the Partnership s PIM and modified subordinated Promissory Note from the original borrower, has indicated that he may refinance the property and payoff the Partnership s PIM after he stabilizes property operations.

   If any or all of these transactions occur, the General Partners will review the anticipated cash flows from the remaining mortgage investments to determine whether the current distribution rate would be sustainable or whether an adjustment would be necessary. If the General Partners determine that the distribution rate needs to be adjusted, the timing of the adjustment would depend on when these PIMs prepay.

   For  the  first  five  years  of  the  PIMs  the  borrowers  are prohibited from prepaying. For the second five years, the borrower can prepay the loan incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have and impact on this decision.

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

   Operations

   The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1997 and 1996.

      Net income decreased by $869,341 for the three months ended September 30, 1997 as compared to the same period in 1996, due primarily to a $1,095,619 reduction in participation income. However, the Partnership did receive $183,527 of participation from three properties during the third quarter of 1997. Base interest income on PIMs decreased by $237,328 in the third quarter of 1997 as compared to the third quarter of 1996 due primarily to the prepayment of the Friendly Hills, Paces Arbor and Paces Forest PIM s. Interest income on MBS decreased by $36,783 in the third quarter of 1997 as compared to the third quarter of 1996, because of principal collections from the Partnership s MBS investments. Amortization expense decreased by $475,867 due to the prepayments of Friendly Hills PIM in August 1996 and Paces Arbor and Paces Forest PIM s in April 1997.

      Net income decreased by $563,457 for the nine months ended September 30, 1997 as compared to same period in 1996 due primarily to lower base interest income on PIMs and interest income on MBS and higher general and administrative expenses. These decreases were offset in part by increases in participation interest income, interest income on cash and cash equivalents and decreases in asset management fees and amortization of prepaid expense and fees. The decrease in base interest of $872,329 resulted primarily from the prepayments of the Friendly Hills, Paces Arbor and Paces Forest PIM s. In addition, the prepayments the Partnership has experienced also caused decreases in asset managements and amortization of prepaid expense and fees.

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

                                                -12-



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








          DATE:  October 28, 1997