Form 10-K
period 1997-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1998-03-30
CIK 832091

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1997


                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                  to


               Commission file number                0-17691

                    Krupp Insured Plus-III Limited Partnership
              (Exact name of registrant as specified in its charter)
   Massachusetts                                               04-3007489
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts                        02210
   (Address of principal executive offices)                      (Zip Code)

   (Registrant's telephone number, including area code)    (617)423-2233

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

   The exhibit index is located on pages 8-12.




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

      The Partnership also acquired MBS collateralized by single-family or multi-family mortgage loans issued or originated by GNMA, FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") or the FHA. FNMA, FHLMC and GNMA guarantee the principal and basic interest of the FNMA, FHLMC and GNMA MBS, respectively. HUD insures the FHA mortgage loan and the mortgage loans underlying the GNMA MBS.

      Prior to June 22, 1995 the Partnership could reinvest or commit for reinvestment proceeds received from prepayments or other realization of the mortgages in new mortgages, but following that date, the Partnership must distribute such proceeds to the investors through quarterly or possibly special distributions.

      Although the Partnership will terminate no later than December 31, 2028 it is expected that the value of the PIMs generally will be realized by the Partnership through repayment or sale as early as ten years from the dates of the closings of the permanent loans and that the Partnership may realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Partnership significantly prior to December 31, 2028.

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

      As of December 31, 1997, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1997 was approximately 11,400. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

      During 1997, the Partnership made special distributions consisting primarily of principal proceeds from the Paces Arbor and Paces Forest PIM prepayments and the repayment of a multi-family MBS.

      During 1996, the Partnership made a special distribution consisting primarily of principal proceeds from the Friendly Hills PIM prepayment. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The  Partnership  made   the  following   distributions,  in   quarterly
   installments, and special distributions, to its Partners during the two years ended December 31, 1997 and 1996:



                                                 1997                    1996

                                                       Average                 Average
                                           Amount     Per Unit    Amount      Per Unit

            Distributions
              Limited Partners        $ 15,324,194      $1.20    $15,324,193    $1.20
              General Partners             373,032                   410,687

                                        15,697,226                15,734,880
            Special Distributions
              Limited Partners          11,237,742      $ .88     12,387,057    $ .97

            Total Distributions       $ 26,934,968               $28,121,937


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

                               1997           1996         1995          1994          1993

       Total revenues       $18,896,423   $ 15,578,710 $ 15,728,883  $ 15,725,544   $ 16,164,307

       Net income            14,893,523     12,021,035   12,335,057    12,197,925     12,647,339

       Net income allocated
        to:
         Limited Partners    14,446,717     11,660,404   11,965,005    11,831,987     12,267,919
         Average per Unit          1.13            .91          .94           .93            .96
         General Partners       446,806        360,631      370,052       365,938        379,420

       Total assets at
        December 31         173,645,460    184,485,334  201,760,285   203,907,975    213,344,580
       Distributions to:
         Limited Partners    15,324,194     15,324,193   15,324,192    21,242,039     21,183,876
         Average per Unit          1.20           1.20         1.20          1.66           1.66
         Special             11,237,742     12,387,057         -             -              -
         Average per Unit           .88            .97         -             -              -


         General Partners       373,032        410,687      421,051       400,197        411,646


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

  Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are quarterly distributions paid to investors of approximately $3.8 million per quarter in 1997. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses, and certain principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distributions from principal  collections  and funds  all  of any  special  distributions from
principal  collections   and  Shared  Appreciation  Income   or  Prepayment
   Penalties. As a result of principal collections, the capital resources of the Partnership will continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

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

      During the second quarter of 1997, the Partnership received the proceeds from the principal prepayments of the Paces Arbor and Paces Forest PIMs, together totaling $7,546,593. In addition to principal proceeds, the
Partnership received a total of $197,939 of unpaid Additional Interest earned on property operations for the two properties and $679,193 of prepayment penalties. The Partnership made a special distribution of the capital proceeds from these transactions, the principal repayments and the prepayment penalties, of $.65 per limited partner interest in May 1997.

      During the fourth quarter of 1997, the Partnership received proceeds from the principal prepayments of the three Paddock Club PIMs, together totaling $26,714,879. In addition to principal proceeds, the Partnership received a total of $728,114 of unpaid Additional Interest earned on property operations for the three properties and $1,508,073 of prepayment penalties on the Jacksonville and Tallahassee properties. The Partnership also received $1,153,308 of Shared Appreciation Interest on the Ocala property. The Partnership made a special distribution of the capital proceeds from these transactions, the principal prepayments, the prepayment penalties and Shared Appreciation Interest of $2.30 per limited partner interest in January 1998. In addition, during the fourth quarter of
   1997, the  Partnership received a  prepayment on a multi-family
   MBS in the amount of $2,889,030. The Partnership then made a special distribution of $.23 per Limited Partner interest with the proceeds from this prepayment.

      During the fourth quarter of 1997, the General Partners were informed of pending repayments for three other properties, which occurred during the first quarter of 1998. In January 1998, the Partnership received proceeds from the principal prepayments of the Fourth Ward Square and Meredith
   Square PIMs together totaling $11,756,585. In addition to principal proceeds, during December of 1997 the Partnership received a total of $397,462 of unpaid Additional Interest earned on property operations for both properties, a $422,001 prepayment penalty on Meredith Square and Shared Appreciation Interest of $697,500 on Fourth Ward Square. The Partnership distributed the capital transaction proceeds from these prepayments to investors through a special distribution in February of 1998 of $1.01 per limited partner interest. In February 1998, the Partnership received proceeds from the principal prepayment of $5,047,132 of the Rosewood PIM, $151,263 of minimum and shared income interest and $304,242 in prepayment penalties. The General Partners will distribute the capital proceeds from this transaction to investors through a special distribution during April 1998 of $.42 per limited partner interest.

      The Partnership s invested assets decreased as a result of the prepayment of the Friendly Hills PIM and the subsequent distribution of those proceeds to investors in August 1996. In addition to the outstanding principal balance of approximately $11.3 million, the Partnership received a prepayment penalty of $1,013,411 and all Shared Income and Minimum Additional Interest due of $126,820. The Partnership used the capital transaction proceeds from this prepayment to fund a special distribution of $.97 per Limited Partner interest in August 1996.

   During May 1996, the Partnership entered into an agreement with the borrower of the Sundance Apartments PIM that reduces the monthly interest paid by the borrower by 1% per annum. The modification will reduce the monthly cash flow of the Partnership, but will not materially affect the Partnership s liquidity.


                                       -7-





The Partnership s invested assets have decreased as a result of these prepayments and subsequent distributions. The General Partners expect that there could be other loan repayments during 1998, although of the remaining properties held in the Partnership's portfolio, only a few may be positioned for a favorable sale or refinance at this time. The mediocre operating performance of many of the properties have not generated sufficient increases in property values to provide an incentive for their owners to pursue either a sale or refinance of their properties.

      During 1996, 1997 and the first quarter of 1998, the Partnership received significant prepayments on its PIMs. Due to this, the General Partners reviewed the Partnership's liquidity needs and determined that the regular distribution rate should be adjusted to $.76 per Unit per year (approximately $9.7 million per year and $2.43 million per quarter) commencing with the May 1998 distribution. The General Partners expect to periodically adjust the distribution rate as mortgage proceeds are received and subsequently distributed to the Limited Partners while also maintaining sufficient liquidity to meet the Partnership's anticipated needs. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.
      For the first five years of the PIMs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

   Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1997, 1996 and 1995.


                                                          (Amounts in Thousands)
                                                    1997         1996          1995
              Interest income on PIMs:
                Base interest                     $10,066      $11,262       $12,078
                Participation interest              5,996        1,372           544
              Interest income on MBS                2,390        2,706         2,913
              Interest income - other                 444          238           195
              Partnership expenses                 (1,549)      (1,604)       (1,772)Amortization of prepaid expenses
               and fees                            (2,453)      (1,953)       (1,623)

                 Net income                       $14,894      $12,021       $12,335

                                                  -8-



   Net income increased during 1997 as compared to 1996 by approximately $2,873,000. This increase was primarily due to higher participation income, net of lower base interest on PIMs and interest income on MBS and higher amortization expense directly related to the prepayments of the Paces Arbor, Paces Forest, Paddock Club Jacksonville, Paddock Club Tallahassee and Paddock Park II Apartment PIMs. An increase in
Participation Interest of $4,624,000 was primarily a result of receiving Shared Appreciation Income and prepayment penalties from the prepayments of the Paces Arbor and Forest Apartments, the three Paddock Apartments, Fourth Ward Square Apartments and Meredith Apartment PIMs totaling $5,784,000 and $212,000 from five of the Partnerships PIMs. Also, the Partnership received participation income from the Fourth Ward Square and Meredith Square

   Apartments PIMs.

   Net income did not change materially when comparing 1996 to 1995. However, base interest decreased approximately by $816,000 during 1996 as compared to 1995 due primarily to the Partnership having received the prepayment of the Friendly Hills PIM and interest rate reductions on the Royal Palm Apartments and Sundance Apartments PIMs.

   Interest income on MBS decreased when comparing 1997 to 1996 and 1996 to 1995, because principal collections reduce the outstanding principal of the Partnership s MBS investments.

   Interest income other increased when comparing 1997 to 1996 and 1996 to 1995, primarily due to the Partnership s higher short-term investment balances.
   The Partnership expenses have decreased when comparing 1997 to 1996 and 1996 to 1995, primarily due to lower asset management fees.


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

                                  Position with

   Name and Age                   Krupp Plus Corporation
   Douglas Krupp (51)             President, Co-Chairman and Director
                                  of the Board
   George Krupp (53)              Co-Chairman and Director of the Board
   Peter F. Donovan (44)          Senior Vice President
   Robert A. Barrows (40)         Treasurer and Chief Accounting Officer

      Douglas Krupp and George Krupp are Co-Founders of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments.

      Douglas Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Douglas Krupp is Chairman of The Berkshire Group, Chairman of the Board and a Director of both Berkshire Realty Company, Inc. and Harborside Healthcare. Mr. Krupp also serves as Chairman of the Board and Trustee of both Krupp Government Income Trust and Krupp Government Income Trust II.

      George Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension School and holds a Master s Degree in History from Brown University.

      Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance and oversees the strategic growth plans of this mortgage banking firm which is the 12th largest in the United States based on servicing and asset management of a $4.4 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance and directed the production, underwriting and servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance
and was responsible for all participating mortgage originations.   Before
joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

Robert  A. Barrows is Senior Vice  President and Chief Financial Officer
of Berkshire Mortgage  Finance.   Mr. Barrows  has held  several positions
within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, management information systems and loan closing and servicing for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit
supervisor for Coopers  & Lybrand   L.L.P. in Boston.   He received a  B.S.
degree from Boston College and is a Certified Public Accountant.

   ITEM 11. EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,161 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   Information required under this Item is contained in Note F to the Partnership's Financial Statements presented in Appendix A to this report.

                                     PART IV


                                       -10-



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

          (10) Material Contracts:
              (10.1) Revised form of Escrow Agreement [Exhibit 10.1 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)] *

              (10.2) Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Registration Statement on Form S-11 dated April 20,1988 (File No. 33-21200)].*

                 Sundance Apartments

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

              (10.15)     Subordinated Multifamily   Mortgage(including
                          Subordinated Promissory Note)dated June 29, 1989 between Beaux Gardens Associates, LTD., a Florida
                          limited  partnership   and  Krupp  Insured Plus-II
                          Limited Partnership. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

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

              (10.20) Subordinated Multifamily Deed to Secure Debt (including Subordinated Promissory Note) dated September 28,1989 between Knight Davidson Rosewood I, a Georgia general partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.16 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

                 Windsor Court

              (10.21) Supplement to Prospectus for FNMA Pool No. MX-073006 [Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

              (10.22) Subordinated Multifamily Mortgage(including Subordinated Promissory Note) dated September 26, 1989 between Sexton 1986 Windsor-V, an Indiana limited partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*


                 Harbor Club Apartments

              (10.23) Prospectus for GNMA Pool No. 259237(CS) and 259238(PN). [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

              (10.24) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated January 30,1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

                 Mill Ponds Apartments
              (10.25)     Prospectus for  FNMA Pool  No. MX-073012.   [Exhibit
                          19.1 to Regi-strant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

              (10.26) Multifamily Mortgage (including Subordinated Promissory Note) dated May 17, 1990 between State Bank of Countryside, Illinois and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrants's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

                 Fourth Ward

              (10.27)     Prospectus   for  GNMA   Pool  No.   280969(CS)  and
                          280970(PL). [Exhibit 19.5 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

              (10.28)     Subordinated  Multifamily Deed  of  Trust (including
                          Subordinated Promissory Note) dated June 27, 1990 between The Fourth Ward Square Associates Limited
                          Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17691)].*

                 Meridith Square

              (10.29)     Prospectus  for FNMA  Pool  No. MX-073019.  [Exhibit
                          10.41 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17691)].*

              (10.30) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 17, 1990 between BAND/Carolina Associates Limited Partnership, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit
                          10.42 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17691)].*


                                       -14-






               Marina Shore Apartments

              (10.31)     Prospectus   for  GNMA Pool  No. 280971(CS) and
                          280972(PL). [Exhibit 19.03 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.32) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between Marina Shores Associates One, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.04 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

              (10.33) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 19.05 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

                 Royal Palm Place

              (10.34)     Prospectus  for  FNMA Pool  No.  MB-109057. [Exhibit
                          10.45 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

              (10.35) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida
                          Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

              (10.36) Modification Agreement dated March 20, 1991, between Royal Palm Place, Ltd.,and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

              (10.37) Participation Agreement dated March 20, 1991 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit
                          19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17691)].*

            (10.38) Amended and Restated Subordinated Promissory Note by and between Royal Palm, Ltd. and Krupp Insured Plus-
                        III    Limited    Partnership.[Exhibit   10.49    to
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1995(File No.0-17691)].*

          * Incorporated by reference

   (c)    Reports on Form 8-K

              During the last quarter of the year ended December 31, 1997, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 1998.


                         KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                         By:  Krupp Plus Corporation,
                              a General Partner



                         By:  /s/ Douglas Krupp

                             Douglas  Krupp, President,  Co-
                             Chairman  (Principal  ExecutiveOfficer)and
                             Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of February, 1998.
              Signatures                               Title(s)


   /s/ Douglas Krupp              President,Co-Chairman (Principal Executive
   Douglas Krupp                  Officer), and Director of Krupp Plus
                                  Corporation, a General Partner.

   /s/ George Krupp               Co-Chairman (Principal Executive Officer)
   George Krupp                   and Director of Krupp Plus Corporation, a
                                  General Partner.


   /s/ Peter F. Donovan           Senior Vice President of  Krupp Plus
   Peter F. Donovan               Corporation, a General Partner.


   /s/ Robert A. Barrows          Treasurer and Chief Accounting Officer
   Robert A. Barrows              of Krupp Plus Corporation, a
                                  General Partner.





                                       -16-









                                    APPENDIX A

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP










                        FINANCIAL STATEMENTS AND SCHEDULEITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1997










                                       F-1







                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                       F-3

Balance Sheets at December 31, 1997 and 1996                            F-4
Statements of Income for the Years Ended December 31, 1997, 1996
and 1995                                                                F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 1997, 1996 and 1995                                        F-6

Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995                                                           F-7
Notes to Financial Statements                                    F-8 - F-15

Schedule IV - Mortgage Loans on Real Estate                     F-16 - F-18



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.




                                       F-2







                        REPORT OF INDEPENDENT ACCOUNTANTS






   To the Partners of
   Krupp Insured Plus-III Limited Partnership:

   We have audited the financial statements and the financial statement schedule of Krupp Insured Plus-III Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                      Coopers & Lybrand L.L.P.


   Boston, Massachusetts
   February 2, 1998, except as to the
   information presented in Note I, for
   which the date is February 17, 1998







                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                                  BALANCE SHEETS

                            December 31, 1997 and 1996


                                      ASSETS
                                                               1997            1996

          Participating Insured Mortgages ("PIMs")
           (Notes B, C, H and I)                            $104,165,895   $139,380,751
          Mortgage-Backed Securities and insured
           mortgages ("MBS")(Notes B, D and H)                29,220,457     32,914,934

                Total mortgage investments                   133,386,352    172,295,685
          Cash and cash equivalents (Notes B, H and I)        35,473,221      4,666,597
          Interest receivable and other assets                   949,618      1,233,967
          Prepaid acquisition expenses, net of
           accumulated amortization of $5,921,472 and
           $6,717,429, respectively (Note B)                   2,902,255      4,758,829
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,680,937 and
           $2,272,992, respectively (Note B)                     934,014      1,530,256
                Total assets                                $173,645,460   $184,485,334


                                  LIABILITIES AND PARTNERS' EQUITY

          Liabilities                                       $    170,568   $     18,716
          Partners' equity (deficit) (Notes A, E and I):

            Limited Partners                                 172,409,394    184,524,613
             (12,770,261 Units outstanding)

            General Partners                                     (78,838)      (152,612)

            Unrealized gain on MBS (Note B)                    1,144,336         94,617
                Total Partners' equity                       173,474,892    184,466,618

                Total liabilities and Partners' equity      $173,645,460   $184,485,334





                               The accompanying notes are an integral
                                  part of the financial statements.


                                                 F-4






                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                                        STATEMENTS OF INCOME

                        For the Years Ended December 31, 1997, 1996 and 1995




                                                       1997          1996          1995
          Revenues:(Notes B, C and D)
            Interest income - PIMs:
              Base interest                         $10,066,327  $11,262,507    $12,078,125
              Participation interest                  5,996,197    1,371,889        543,613
            Interest income - MBS                     2,389,509    2,705,932      2,912,632
            Interest income - other                     444,390      238,382        194,513

                Total revenues                       18,896,423   15,578,710     15,728,883

          Expenses:
            Asset management fee to an affiliate
             (Note F)                                 1,217,413    1,352,679      1,412,787
            Expense reimbursements to affiliates
             (Note F)                                   129,348      123,639        181,503
            Amortization of prepaid fees and
             expenses (Note B)                        2,452,816    1,953,298      1,622,438
            General and administrative                  203,323      128,059        177,098

                Total expenses                        4,002,900    3,557,675      3,393,826

          Net income (Notes E and G)                 14,893,523  $12,021,035    $12,335,057
          Allocation of net income (Notes E and G):

            Limited Partners                        $14,446,717  $11,660,404    $11,965,005

            Average net income per Limited Partner
            interest (12,770,261 Limited Partner
            interests outstanding)                  $      1.13  $       .91    $       .94

            General Partners                        $   446,806  $   360,631    $   370,052



                                                 F-5




                               The accompanying notes are an integral
                                  part of the financial statements.







                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                         For the Years Ended December 31, 1997, 1996 and 1995


                                                                                 Total
                                         Limited       General    Unrealized    Partners'
                                         Partners      Partners      Gain        Equity

        Balance at December 31, 1994   $203,934,646   $ (51,557)      -       $203,883,089

        Net income                       11,965,005     370,052       -         12,335,057

        Distributions                   (15,324,192)   (421,051)      -        (15,745,243)

        Unrealized gain on MBS               -            -        1,272,626     1,272,626

        Balance at December 31, 1995    200,575,459    (102,556)   1,272,626   201,745,529

        Net income                       11,660,404     360,631       -         12,021,035

        Quarterly distributions         (15,324,193)   (410,687)      -        (15,734,880)

        Special distributions           (12,387,057)      -           -        (12,387,057)

        Change in unrealized
          gain on MBS                        -            -       (1,178,009)   (1,178,009)

        Balance at December 31, 1996    184,524,613    (152,612)      94,617   184,466,618

        Net income                       14,446,717     446,806       -         14,893,523
        Quarterly distributions         (15,324,194)   (373,032)      -        (15,697,226)

        Special distributions           (11,237,742)      -           -        (11,237,742)

        Change in unrealized
          gain on MBS                        -            -        1,049,719     1,049,719

        Balance at December 31, 1997   $172,409,394   $ (78,838)  $1,144,336  $173,474,892



                                The accompanying notes are an integral
                                   part of the financial statements.

                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP
                                     STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31, 1997, 1996 and 1995


                                                        1997          1996           1995

     Operating activities:Net income                $ 14,893,523  $12,021,035    $12,335,057
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of MBS premium                      92,322        -              -
         Amortization of prepaid fees and expenses     2,452,816    1,953,298      1,622,438
         Prepayment penalties and shared
           appreciation interest                      (4,460,075)  (1,013,411)         -
         Changes in assets and liabilities:
           Decrease in interest receivable and other assets     284,349    690,435    163,681
           Increase (decrease) in liabilities            151,852        3,960        (10,130)

             Net cash provided by operating
              activities                              13,414,787   13,655,317     14,111,046

     Investing activities:
       Principal collections and prepayments on PIMsincluding prepayment penalties and shared appreciation interest of $4,460,075 and
         $1,013,411 in 1997 and 1996, respectively    39,674,931   13,098,312        972,384
       Investment in MBS                                   -            -         (1,027,567)
       Principal collections and prepayments on
         MBS                                           4,651,874    2,601,020      1,866,085

             Net cash provided by investing activities  44,326,805 15,699,332      1,810,902

     Financing activities:
       Special distributions                         (11,237,742) (12,387,057)         -
       Quarterly distributions                       (15,697,226) (15,734,880)   (15,745,243)

             Net cash used for financing
               activities                            (26,934,968) (28,121,937)   (15,745,243)
     Net increase in cash and cash equivalents        30,806,624    1,232,712        176,705

     Cash and cash equivalents, beginning of
       period                                          4,666,597    3,433,885      3,257,180

     Cash and cash equivalents, end of period       $ 35,473,221  $ 4,666,597    $ 3,433,885



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

   B.  Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):
         MBS

         The Partnership, in accordance with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ( FAS 115 ), classifies its MBS portfolio as available-for-sale. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

         PIMs

         The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ( GNMA ) or Federal National Mortgage Association ( FNMA ) MBS at amortized cost.

         The Federal Housing Administration PIM is carried at amortized cost unless the General Partner of the Partnership believes there is a impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

         Basic interest on PIMs is recognized based on the stated rate of the Federal Housing Administration ("FHA") mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA or FNMA MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.

                                    Continued
   B.  Significant Accounting Policies, Continued

         Cash and Cash Equivalents

         The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

         Prepaid Expenses and Fees

         Prepaid expenses and fees consist of prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years,which represents the actual maturity or anticipated payoff of the underlying mortgage.

         The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") insured loan or GNMA loan and at closing if a FNMA loan.

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


   C.  PIMs

       The Partnership has investments in twelve PIMs. The Partnership's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending
       program on the  underlying property  (collectively  the   "insured
       mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually can

                                    Continued

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


   C.  PIMs, Continued
       not prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

       Generally, the  participation features consist  of the following:(I)
      "Minimum Additional Interest" at a stated rate ranging from .5% to .75%
       per annum  calculated  on the  unpaid principal  balance  of the  first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in Value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable on the maturity date by the underlying borrower generally cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from the sale or refinancing of the underlying property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional interest.

       Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.
       Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement and insured mortgage to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.
       During December 1997, the Partnership received prepayments of the Paddock Park II, Paddock Park Tallahassee and Paddock Jacksonville Apartment PIMs. The Partnership received the outstanding principal balances of $10,167,304, $8,402,247 and $8,145,328 respectively. In addition, the Partnership also received Shared Appreciation or prepayment penalties of $1,153,308, $774,000, and $734,073 and Minimum and Shared Income Interest of $211,835, $170,377, and $345,902 for Paddock Park II, Paddock Park Tallahassee and Paddock Park Jacksonville PIMs, respectively. The Partnership made a special distribution of $2.30 per Limited Partner interest with the proceeds from the outstanding principal proceeds and the prepayment penalties during January 1998.

       Furthermore,  during  December  1997,  the  Partnership  also  received

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


       prepayment penalties and Shared Appreciation of $422,001 and $697,500 and Minimum and Shared Income Interest of $87,972 and $309,490 for the Meredith and Fourth Ward Square Apartment PIMs, respectively (See Note
       I).

                                    Continued.

   C.  PIMs, Continued

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

       At December 31, 1997 and 1996 there were no loans within the Partnership s portfolio that were delinquent as to principal or interest.
       Listed in the  chart is a summary of the  Partnership's PIM investments
   at    December 31, 1997 and 1996:


                 Aggregate      Permanent                                 Aggregate Outstanding
                 Original       Number    Interest      Maturity           Principal Balance at
     Issuer      Principal      of PIMs   Rate Range    Date Range            December 31,
                                                                           1997          1996

     FNMA         $ 43,028,742     4        6.5%-8%     10/99 - 4/06   $ 40,908,767  $ 67,356,096
                      (a)                    (a)             (a)
     GNMA           60,499,733     7        8%-8.50%     8/30 - 5/32     59,061,999    67,808,790
                      (b)
     FHA             4,327,800     1         8.675%          1/31         4,195,129     4,215,865

                  $107,856,275    12                                   $104,165,895  $139,380,751


(a)Includes the Partnership's share of the Royal Palm Place  PIM, in which the Partnership holds 73% of the $22,000,000 total PIM and an affiliate of the Partnership holds the remaining 27%. During December 1995, the
Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the FNMA MBS at interest rates
ranging  from 6.25%  to 8.775%  per  annum through  maturity.   Also,  the
Partnership has received its pro-rata share of a $90,644 principal payment made in December 1995 and its pro-rata share of a $250,000
principal  payment  made  in January  1997.    The Partnership  will  also
receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next three years.

                                          Continued
C.   PIMs, Continued

(b) Includes the Partnership's share of the Marina Shores PIM in which the Partnership holds 71% of the $21,200,000 total PIM and an affiliate of the Partnership holds the remaining 29%.

  The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 9 states, primarily Florida and North Carolina. The apartment complexes range in size from 96 to 392 units.

  D.   MBS

  During the fourth quarter of 1997, the Partnership received a prepayment on a multi-family MBS in the amount of $2,889,030. The Partnership then made a special distribution of $.23 per Limited Partner interest with the proceeds from this prepayment.

  At December 31, 1997, the Partnership's MBS portfolio has an amortized cost of $28,076,121 and unrealized gains and losses of approximately $1,144,469 and $133, respectively. At December 31, 1996, the Partnership's MBS portfolio had an amortized cost of $32,820,317 and unrealized gains and losses of $515,192 and $420,575, respectively. The MBS portfolio has maturity dates ranging from 2010 to 2035.

  E.  Partners' Equity

  Under the terms of the Partnership Agreement, profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unit holders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

Upon  the  occurrence   of  a  capital  transaction,  as  defined  in  the
Partnership Agreement, net cash proceeds and profits from the capital transaction will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of GeneralPartners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.


                                                 F-13




                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


As of December 31, 1997, the following cumulative partner contributions and allocations have been made since inception of the Partnership:







                                                  Continued




            E.  Partners' Equity, continued

                                                  Corporate                            Total
                                                   Limited   General    Unrealized   Partners'
                                   Unitholders     Partner   Partners  gain on MBS    Equity
         Capital contributions     $254,686,736   $ 2,000  $    3,000  $     -      $254,691,736

         Syndication costs          (15,834,700)      -        -             -       (15,834,700)

         Distributions             (161,576,650)   (1,376) (3,754,772)       -      (165,332,798)

         Special Distributions      (23,624,614)     (185)     -             -       (23,624,799)
         Net income                 118,757,184       999   3,672,934        -       122,431,117

         Unrealized gain on MBS          -            -         -        1,144,336     1,144,336

        Total at December 31, 1997 $172,407,956   $ 1,438  $  (78,838) $ 1,144,336  $173,474,892




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

  G.      Federal Income Taxes

          The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1997 federal income tax return is as follows:


 Net income per statement of income          $14,893,523

 Book to tax difference for amortization
 of prepaid expenses and fees                   (377,178)

 Net income for federal income tax purposes  $14,516,345

 The allocation of the net income for federal income tax purposes for 1997 is as follows:


                                      F-15







                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


  G.      Federal Income Taxes, continued
                                                      Portfolio
                                                      Income

                 Unitholders                          $14,214,546
                 Corporate Limited Partner                    111
                 General Partners                         301,688

                                                      $14,516,345

 During the years ended December 31, 1997, 1996 and 1995 the average per Unit net income to the Unitholders for federal income tax purposes was $1.11, $1.00 and $.99, respectively.

 The basis of the Partnership s assets for financial reporting purposes is less than its tax basis by approximately $773,000 and
$2,200,000 at December  31, 1997 and 1996, respectively.   The basis
of the Partnership s liabilities for financial reporting purposes are the same for its tax basis at December 31, 1997 and 1996, respectively

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

    PIMs

There  is  no  active  trading market  for  these investments.
Management estimates the  fair value of  the PIMs using quoted market prices of MBS having the same stated coupon rate.Management does notinclude any participation income in the Partnership s estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with
any certainty.    Based  on  the estimated  fair  value determined
using  these   methods  and  assumptions,  the   Partnership's
investments in PIMs had gross unrealized gains and losses of $1,407,000 and $57,000 at December 31, 1997, respectively,and gross unrealized gains and losses of $2,784,000 and $1,123,000 at December 31, 1996, respectively.

 At December 31, 1997 and 1996, the Partnership estimates the fair values of its financial instruments as follows:


                                      F-16







                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued






                                    Continued





                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


  H.   Fair Value Disclosures of Financial Instruments, continued

                                                 (rounded to thousands)
                                                 1997            1996

     Cash and cash equivalents                $ 35,473        $  4,667

     MBS                                        29,220          32,915

     PIMs                                      105,516         141,042

                                              $170,209        $178,624


  I.   Subsequent Events

On January 15, 1998 and January 26, 1998, the Partnership received proceeds from the prepayments of the Fourth Ward Square Apartments and Meredith Square Apartments PIMs, respectively. The Partnership received the outstanding principal balances of $7,067,690 and
$4,688,895 on the  Fourth Ward Square  and Meredith Square  Apartment
PIMs,  respectively,  plus  outstanding interest.    The  Partnership
distributed $1.01 per Limited Partner Interest in February, 1998 from the proceeds of the principal balances, Shared Appreciation Income and prepayment penalty income received on these loans.

On February 17, 1998, the Partnership received proceeds from the prepayment of the Rosewood Apartments PIM. The Partnership received the outstanding principal balance of $5,047,132 plus, minimum and shared income interest of $151,263 and a prepayment penalty of $304,242. The Partnership plans on distributing $.42 per Limited Partner Interest during April 1998 from the principal proceeds and prepayment penalty income received on this loan.



                                      F-18



                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                         December 31, 1997
                                            __________

                                              Approx.
                                              Normal
                                     Maturity Monthly      Original      Current          Carrying
                         Interest      Date   Payment        Face         Face           Amount at
         PIMs (a)        Rate (b)        j       k          Amount       Amount         12/31/97(p)
         GNMA

          Casa Marina
           Apts.
          Miami, FL       8.00%(h)   12/15/30  $ 49,000   $  7,099,700  $ 6,885,660     $ 6,885,660
                          (d)(f)(h)

          Fourth Ward Sq. 8.00%      11/15/31    50,000      7,250,000    7,069,647       7,069,647
           Apts.          (c)(f)(h)
          Charlotte, NC

          Harbor Club     8.00%      10/15/31    97,000     13,562,000   13,341,735      13,341,735
           Apts.          (e)
          Ann Arbor, MI   (I)(1)

          Ironwood Place  8.50%       8/15/30    37,000      4,997,603    4,864,481       4,864,481
           Apts.          (c)(f)(h)
          Ann Arbor, MI

          Marina Shores   8.00%       5/15/32   104,000     15,000,000   14,648,595      14,648,595
           Apts.          (c)(f)(h)
          VA Beach, VA

          Rosewood Apts.  8.00%       2/15/31    36,000      5,197,314    5,048,204       5,048,204
          Cartersville, GA

          Sundance Apts.  8.50%      12/15/30    54,000      7,393,116    7,203,677       7,203,677
          Miami, FL       (c)(e)
                          (g)(n)
                                                            60,499,733   59,061,999      59,061,999


          FNMA
          Meridith Square 8.00%      10/1/00     35,000      4,900,000    4,688,895       4,688,895
           Apts.          (c)(e)(g)               (o)
          Columbia, SC



          Mill Ponds      7.50%      6/1/00      70,000     10,450,000    9,912,039       9,912,039
           Apts.          (c)(f)(g)               (o)
          Naperville, IL

          Royal Palm Pl.  6.5%       4/1/06     111,000     15,978,742   15,310,002      15,310,002
           Apts.          (c)(m)                  (o)
          Kendall, FL

         Windsor Court    7.25%     10/1/99      77,000     11,700,000   10,997,831      10,997,831
          Apts.           (c)(e)(g)               (o)
          Idianapolis,
          IN


                                                            43,028,742   40,908,767      40,908,767

          FHA
          Woodbine Apts   8.68%     1/1/31       32,000      4,327,800    4,195,129       4,495,129
          Boise, ID       (c)(e)(g)

                    Total                                 $107,856,275 $104,165,895    $104,165,895

(a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), an MBS issued or guaranteed by the Government National Mortgage Association
    ("GNMA") or a sole participation interest in a first mortgage insured by the United States Department of Housing and Urban Development ("HUD") and a subordinated promissory note and mortgage or shared income and appreciation agreement with theunderlying
Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

        (b) Represents the permanent interest rate of the GNMA or FNMA MBS or the HUD-insured first mortgage less the servicers fee. The Partnership may also receive additional interest, consisting of
              (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,
              (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.
        (c) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

        (d) Minimum additional interest is at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.
        (e) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

        (f) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.
                                      F-20



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

                                    Continued

        (k) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages. The normal monthly payment consisting of principal and interest for FNMA MBS is payable at level amounts based on a 35 year amortization and all remaining unpaid principal and accrued interest is due at the end of year ten. The GNMA MBS, FNMA MBS and HUD-insured first mortgage loans may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.
        (l) On April 7, 1992, the Partnership entered into an agreement which provided for a one-year reduction in the interest rate on the Harbor Club-Ann Arbor PIM from 8% to 6% for one year retroactive to February 1, 1992 and to 7% for the following year. In exchange for the reduction, the Minimum Additional Interest increased from .50% to .75% and the Shared Appreciation Interest Base decreased from $14,570,000 to $13,562,000.
        (m) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. Also, the Partnership has received its pro-rata share of a $90,644 principal payment made in December 1995 and its pro-rata share of a $250,000 principal payment made in January 1997. The Partnership will also receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next three years.

        (n)   On May 23, 1996, the Partnership entered into an agreement  with
              the   borrower  of the Sundance Apartments  PIM that reduces the monthly interest paid by the borrower by 1% per annum.

        (o) The approximate principal balance due at maturity for each PIM, listed below, is as follows:


                     PIM                                       Amount
                 Meridith Square Apartments                 $ 4,562,000
                 Mill Ponds Apartments                      $ 9,655,000
                 Royal Palm Place Apartments                $14,766,010
                 Windsor Court Apartments                   $10,767,000
        (p)  The aggregate cost of PIMs for federal  income tax  purposes  is
                   $104,165,895.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1997 is as follows:

                                       1997           1996            1995
Balance at beginning of period    $139,380,751   $151,465,652    $152,438,036

Deductions during period:

Principal collections              (35,214,856)   (12,084,901)       (972,384)

Balance at end of period          $104,165,895   $139,380,751    $151,465,652