Form 10-Q
period 1998-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1998-05-04
CIK 832091

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549


                                              FORM 10-Q

(Mark One)

  QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF THE  SECURITIESx
           EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1998

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains  forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors,including those identified herein.


                KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS

                                                               March 31,    December 31,
                                                                1998             1997

          Participating Insured Mortgages ("PIMs")(Note 2)  $ 87,054,986    $104,165,895
          Mortgage-Backed Securities and insured
           mortgages ("MBS")(Note 3)                          28,602,151      29,220,457
                 Total mortgage investments                  115,657,137     133,386,352

          Cash and cash equivalents                            9,622,468      35,473,221
          Interest receivable and other assets                   772,334         949,618
          Prepaid acquisition expenses and fees, net of
           accumulated amortization of $5,261,806 and
           $5,921,472, respectively                            2,291,327       2,902,255
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,462,683 and
           $1,680,937, respectively                             731,191          934,014

                 Total assets                               $129,074,457    $173,645,460


                                   LIABILITIES AND PARTNERS' EQUITY

          Liabilities                                       $     24,749    $    170,568

          Partners' equity (deficit) (Note 4):
            Limited Partners                                 128,065,273     172,409,394
             (12,770,261 Limited Partner interests
              outstanding)
            General Partners                                   (134,855)         (78,838)
            Unrealized gain on MBS                             1,119,290       1,144,336

                 Total Partners' equity                      129,049,708     173,474,892

                 Total liabilities and Partners' equity     $129,074,457    $173,645,460


                                The accompanying notes are an integral
                                   part of the financial statements.





                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                                              For the Three Months
                                                                  Ended March 31,

                                                               1998            1997
          Revenue:
           Interest income - PIMs:
             Base interest                                  $1,708,460     $2,662,964
             Participation income                              455,505        989,506
           Interest income - MBS                               549,735        647,518
           Other interest income                               204,486         59,965

             Total revenues                                  2,918,186      4,359,953

          Expense:
           Asset management fee to an affiliate                215,874        317,500
           Expense reimbursements to affiliates                 33,939         27,533
           Amortization of prepaid expenses and fees           813,751        359,861
           General and administrative                           44,146         65,697

             Total expenses                                  1,107,710        770,591

          Net income                                        $1,810,476     $3,589,362

          Allocation of net income (Note 4):

           Limited Partners                                 $1,756,162     $3,481,681

           Average net income per Limited Partner
            interest (12,770,261 Limited Partner
            interests outstanding)                          $      .14     $      .27

           General Partners                                 $   54,314     $  107,681


                                The accompanying notes are an integral
                                   part of the financial statements.








                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      STATEMENTS OF CASH FLOWS


                                                              For the Three Months
                                                                  Ended March 31,

                                                             1998     1997

     Operating activities:
       Net income                                         $1,810,476 $3,589,362
       Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization of prepaid expenses and fees            813,751    359,861
        Prepayment penalty income                           (304,242)  (679,193)
        Changes in assets and liabilities:
        Decrease in interest receivable and other assets     177,284     66,426
        Decrease in liabilities                             (145,819)   (15,223)

        Net cash provided by operating activities          2,351,450  3,321,233

     Investing activities:
      Principal collections on PIMs including prepayment
          penalty income                                  17,415,151  1,064,596
       Principal collections on MBS                          593,260    454,468

        Net cash provided by investing activities         18,008,411  1,519,064

     Financing activities:
       Distributions                                      (3,941,380)(3,925,054)
       Special Distributions                             (42,269,234)     -

        Net cash used by financing activities            (46,210,614)(3,925,054)

     Net (decrease) increase in cash and cash equivalents(25,850,753)   915,243

     Cash and cash equivalents, beginning of period       35,473,221  4,666,597

     Cash and cash equivalents, end of period             $9,622,468 $5,581,840


                             The accompanying notes are an integral
                                part of the financial statements.







  KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS

1.   Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.   PIMs

In January 1998, the Partnership made a $2.30 per unit special distribution with the prepayment proceeds of the Paddock Park II, Paddock Park Tallahassee and Paddock Jacksonville PIMs that were received during the fourth quarter of 1997.

In January 1998, the Partnership received proceeds of the Fourth Ward Square and Meredith Square Apartment PIMs prepayments in the amounts of $7,067,690 and $4,688,895 respectively. In addition, during December 1997 the Partnership received $302,813 of minimum additional interest and shared interest income earned on property operations for these properties, a $422,001 prepayment penalty on Meredith Square and Shared Appreciation Interest of $697,500 on Fourth Ward Square. The Partnership distributed the capital transaction proceeds from these prepayments to investors through a special distribution on February 27, 1998 in the amount of $1.01 per limited partner interest.

On February 17, 1998, the Partnership received a prepayment of the Rosewood Apartments PIM in the amount of $5,047,132 representing the outstanding principal balance. In addition, during January 1998 the Partnership received minimum additional interest and shared interest income of $151,263 and a prepayment penalty of $304,242. The partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on April 13, 1998 in the amount of $.42 per limited partner interest.

At March 31, 1998, the Partnership=s PIM portfolio has a fair value of $88,403,803 and gross unrealized gains and losses of $1,405,549 and $56,732 respectively. The PIM portfolio has maturities ranging from 1999 to 2032. At March 31, 1998 there are no insured mortgage loans within the Partnership s portfolio that are delinquent of principal or interest.

           KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

3.   MBS

At March 31, 1997, the Partnership's MBS portfolio has an amortized cost of $27,482,861 and gross unrealized gains of $1,119,290. The Partnership's MBS have maturities ranging from 2010 to 2035.

4.   Changes in Partners' Equity

A summary of changes in Partners' Equity for the three months ended March 31, 1998 is as follows:

                                                              Total
                     Limited          General   Unrealized    Partners'
                     Partners         Partners     Gain       Equity
Balance at December
 31, 1997           $172,409,394     $(78,838)  $1,144,336   $173,474,892

Net income             1,756,162       54,314         -         1,810,476

Special Distributions(42,269,234)       -             -       (42,269,234)

Distributions         (3,831,049)    (110,331)        -        (3,941,380)

Decrease in unrealized
gain on MBS              -               -         (25,046)       (25,046)

Balance at March 31,
 1998               $128,065,273    $(134,855)  $1,119,290   $129,049,708

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Managements expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties,including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

 Liquidity and Capital Resources

The most significant demand on the Partnership's liquidity are quarterly distributions paid to investors. Effective with the May 1998 distribution the quarterly distribution will be $.19 per unit or approximately $2.4 million per quarter. Funds used for investor distributions come from interest received on the PIMs,MBS, cash and cash equivalents net of operating expenses,and certain principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distributions from principal collections causing the capital resources of the Partnership to continually decrease. As the capital resources decrease,the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

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

Since the beginning of 1998, the Partnership has paid three special distributions. During January, the Partnership paid out $2.30 per Limited Partner interest, which represented the principal proceeds and prepayment penalties received in the fourth quarter of 1997 from the three Paddock property PIMs. During February, the Partnership paid out $1.01 per Limited Partner interest,which represented the principal proceeds from Fourth Ward Square and Meredith Square PIMs, the prepayment penalty from Meredith Square and the Shared Appreciation Interest from Fourth Ward Square. During April, the Partnership paid out $.42 per Limited Partner interest,which represented the principal proceeds and prepayment penalty received from the Rosewood PIM.

The General Partners estimate that the Partnership can maintain the quarterly distribution rate of $.19 per limited partner interest for the near future. However, in the event of further PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset,local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) and the Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board.GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

The Partnership includes in cash and cash equivalents approximately $4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The following discussion relates to the operations of the Partnership during the three months ended March 31, 1998 and 1997:

Net income decreased approximately $1,779,000 for the three months ended March 31, 1998 as compared to the same period in 1997, due primarily to lower interest income on PIMS and higher amortization expenses, both of which are related to prepayments. This was offset by an increase in other interest income due to the Partnership having higher short-term investment balances as a result of PIM prepayments that occurred in the fourth quarter of 1997 and the first quarter of 1988. PIM interest income was lower due to the prepayments of the Meredith Square, Fourth Ward Square and Rosewood Apartment PIM s during the first quarter of 1998 and the prepayments of the Paces
Arbor, Paces Forest, Paddock Park II, Paddock Park Tallahassee and Paddock Jacksonville PIMs during 1997. Amortization expense increased approximately $454,000 as a result of the PIM prepayments that occurred in 1998. Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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








            DATE:   April 23, 1998