Form 10-Q
period 1998-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1998-08-12
CIK 832091

-4-

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  x

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                                 June 30,            December 31,
                                                                                   1998                   1997

Participating Insured Mortgages ("PIMs")(Note 2)                                $ 79,745,317            $104,165,895
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Note 3)                                                        17,948,730              29,220,457
                                                                                ------------      ------------------

           Total mortgage investments                                             97,694,047             133,386,352

Cash and cash equivalents                                                         21,587,137              35,473,221
Interest receivable and other assets                                                 693,972                 949,618
Prepaid acquisition expenses and fees, net of
 accumulated amortization of $4,565,542 and
 $5,921,472, respectively                                                          1,754,461               2,902,255
Prepaid participation servicing fees, net of
 accumulated amortization of $1,390,542 and
 $1,680,937, respectively                                                            623,923                 934,014
                                                                          ------------------      ------------------

Total assets                                                                    $122,353,540            $173,645,460
                                                                                ============            ============



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                     $     15,668           $     170,568
                                                                                ------------               ---------

Partners' equity (deficit) (Note 4):

  Limited Partners                                                               121,856,762             172,409,394
   (12,770,261 Limited Partner interests
      outstanding)
  General Partners                                                                  (155,548)                (78,838)
  Unrealized gain on MBS                                                             636,658               1,144,336
                                                                                ------------            ------------

           Total Partners' equity                                                122,337,872             173,474,892
                                                                                -------------            -----------

           Total liabilities and Partners' equity                               $122,353,540            $173,645,460
                                                                                ============            ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                                 For the Three Months                       For the Six Months
                                                      Ended June 30,                          Ended June 30,

                                                   1998                   1997               1998               1997
                                                 -------                -------            -------            ------

Revenues:
  Interest income - PIMs:
  Base interest                                   $1,640,321            $2,540,033          $3,348,781          $5,202,997
  Participation interest                             113,032               138,683             568,537           1,128,189
  Interest income - MBS                              516,559               638,048           1,066,294           1,285,566
  Interest income - othe                             243,968                99,149             448,454             159,114
                                                  ----------          ------------          ----------          ----------

        Total revenues                             2,513,880             3,415,913           5,432,066           7,775,866
                                                  ----------             ---------          ----------      --------------

Expenses:
  Asset management fee to
   an affiliate                                      195,069               305,746             410,943             623,246
  Expense reimbursements to
   affiliates                                        (28,124)               33,938               5,815              61,471
  Amortization of prepaid
   expenses and fees                                 644,134               595,540           1,457,885             955,401
  General and administrative                          72,604                57,714             116,750             123,411
                                                   ---------         -------------           ---------      --------------

        Total expenses                               883,683               992,938           1,991,393           1,763,529
                                                   ---------            ----------           ---------           ---------


Net income                                         1,630,197             2,422,975           3,440,673           6,012,337

Net unrealized gain (loss)
        on MBS                                      (482,632)              631,626            (507,678)            397,381
                                                  ----------             ---------          ----------          ----------

Total comprehensive income                        $1,147,565            $3,054,601          $2,923,995          $6,409,718
                                                  ==========            ==========          ==========          ==========


Allocation of net income (Note 4):

  Limited Partners                                $1,581,291            $2,350,285          $3,337,453          $5,831,966
                                                  ==========            ==========          ==========          ==========

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                    $      .12        $          .19          $      .26    $            .46
                                                  ==========        ==============          ==========         ===========


  General Partners                                $   48,906        $       72,690          $  103,220          $  180,371
                                                  ==========            ==========          ==========          ==========


                     The accompanying notes are an integral
                        part of the financial statements.


                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                        For the Six Months
                                                                                               Ended June 30,

                                                                                          1998                 1997
                                                                                          ----                 ----

Operating activities:
   Net income                                                                        $ 3,440,673             $ 6,012,337
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid expenses and fees                                        1,457,885                 955,401
     Prepayment penalties                                                               (315,942)               (679,193)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                255,646                 119,933
         Decrease in liabilities                                                        (154,900)                 (7,673)
                                                                                 ----------------          --------------

         Net cash provided by operating activities                                     4,683,362               6,400,805
                                                                                ----------------              ----------

Investing activities:
   Principal collections on PIMs including prepayment
      penalties of $304,242 in 1998 and $679,193 in 1997,
      respectively                                                                    24,724,820               8,802,384
    Principal collections on MBS including a prepayment
     penalty of $11,700 in 1998                                                       10,775,749                 876,051
                                                                                ----------------             -----------

         Net cash provided by investing activities                                    35,500,569               9,678,435
                                                                                ----------------             -----------

Financing activities:
   Special distributions                                                             (47,632,702)             (8,300,605)
   Quarterly distributions                                                            (6,437,313)             (7,854,203)
                                                                                -----------------            -----------

         Net cash used for financing activities                                      (54,070,015)            (16,154,808)
                                                                                     -----------             -----------

Net increase (decrease) in cash and cash equivalents                                 (13,886,084)                (75,568)

Cash and cash equivalents, beginning of period                                        35,473,221               4,666,597
                                                                                     -----------             -----------

Cash and cash equivalents, end of period                                             $21,587,137             $ 4,591,029
                                                                                     ===========             ===========

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

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

        The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

        On June 15, 1998, the Partnership received a prepayment of the Sundance Apartments PIM in the amount of $7,187,778, representing the outstanding principal balance. The Partnership anticipates a third quarter special distribution of approximately $.57 per Limited Partner interest.

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

        In January 1998, the Partnership made a $2.30 per Unit special distribution with the prepayment proceeds of the Paddock Park II, Paddock Club Tallahassee and Paddock Club Jacksonville PIMs, which were received during the fourth quarter of 1997.

        In January 1998, the Partnership received proceeds from the Fourth Ward Square and Meredith Square Apartment PIM prepayments in the amounts of $7,067,690 and $4,688,895 respectively. In addition, during December 1997 the Partnership received $302,813 of minimum additional interest and shared interest income earned on property operations for these properties, a $422,001 prepayment penalty on Meredith Square and Shared Appreciation Interest of $697,500 on Fourth Ward Square. The Partnership distributed the capital transaction proceeds from these prepayments to investors through a special distribution on February 27, 1998 in the amount of $1.01 per Limited Partner interest.

                                                     continued

                                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS, Continued


2.      PIMs, continued

        At June 30, 1998, the Partnership=s PIM portfolio has a fair value of $80,786,813 and gross unrealized gains and losses of $1,098,228 and $56,732, respectively. The PIM portfolio has maturities ranging from 1999 to 2032. At June 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent with respect to principal or interest payments.

3.      MBS

        On June 19, 1998, the Partnership received a prepayment of the Brookside MBS in the amount of $2,944,531, representing the outstanding principal balance and a prepayment penalty of $11,700. The Partnership anticipates a third quarter special distribution of approximately $.24 per Limited Partner interest.

        On April 24, 1998, the Partnership received a prepayment of the Regency Park MBS in the amount of $6,232,557, representing the outstanding principal balance. The Partnership anticipates a third quarter special distribution of approximately $.49 per limited partner interest.

        At June 30, 1998, the Partnership's MBS portfolio has an amortized cost of $17,312,072 and gross unrealized gains of $636,658. The Partnership's MBS have maturities ranging from 2010 to 2035.

        In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the six months ended June 30, 1998 is as follows:

                                                                                                       Total
                                            Limited              General          Unrealized          Partners'
                                            Partners             Partners            Gain              Equity
   Balance at December 31,
   1997                                 $172,409,394             $(78,838)         $1,144,336      $173,474,892

   Net income                              3,337,453              103,220                -            3,440,673

   Special distributions                 (47,632,702)                -                   -          (47,632,702)

   Distributions                          (6,257,383)            (179,930)               -           (6,437,313)

   Increase in unrealized
   gain on MBS                                  -                    -              (507,678)          (507,678)
                                        ------------------       ---------          --------      -------------

   Balance at June 30, 1998              $121,856,762           $(155,548)          $636,658       $122,337,872
                                         ============           =========           ========       ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future
events.   These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The most significant demand on the Partnership's liquidity are quarterly distributions paid to investors of approximately $2.4 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents net of operating expenses and principal collections received on the PIMs and MBS. The Partnership funds a portion of the distributions from principal collections causing the capital resources of the Partnership to continually decrease. As the capital resources decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution the General Partners may adjust the distribution rate or distribute funds through a special distribution.

Since the beginning of 1998, the Partnership has paid three special distributions, and will be paying a fourth special distribution in the third quarter of 1998. During January, the Partnership paid out $2.30 per Limited Partner interest, which represented the principal proceeds and prepayment penalties received in the fourth quarter of 1997 from the three Paddock property PIMs. During February, the Partnership paid out $1.01 per Limited Partner interest, which represented the principal proceeds from Fourth Ward Square and Meredith Square PIMs, the prepayment penalty from Meredith Square and the Shared Appreciation Interest from Fourth Ward Square. During April, the Partnership paid out $.42 per Limited Partner interest, which represented the principal proceeds and prepayment penalty received from the Rosewood PIM. In July 1998, the Partnership will pay out a special distribution of $1.30 per Limited Partner interest relating to the payoffs of the Sundance Apartment PIM and the Regency Park and Brookside MBS.

The General Partners have been informed by the borrower that the first mortgage loans underlying the PIMs on Woodbine, Ironwood and Winsdor Court may be prepaid prior to the end of the year as a result of refinancing. If any of these transactions take place, the Partnership would receive unpaid participation interest earned on prior years' operations and either its share of any interest in the value of the properties or a prepayment premium.

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


Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Fannie Mae, the Federal Home Loan Mortgage Corporation (AFHLMC@), the Government National Mortgage Association (AGNMA@) and the Department of Housing and Urban Development (AHUD@) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S.Government, are backed by the full faith and credit of the U.S.
Government.

Operations

The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1998 and 1997:

Net income decreased for the three months ended June 30, 1998, as compared to same period in 1997 by approximately by $793,000. This decrease was due to lower base interest, interest income on MBS and higher amortization of prepaid fees and expenses of $900,000, $121,000, and $49,000, respectively. This was offset by an increase in other interest income of $145,000 and decreases in asset management fees and expense reimbursements of approximately $111,000 and $62,000, respectively. The decrease in base interest was due to the prepayments during the first quarter of 1998 of Meredith Square, Fourth Ward Square and the Rosewood Apartment PIMs, the three Paddock PIMs in the fourth quarter of 1997 and the two Paces PIMs during the second quarter of 1997. The decrease in MBS interest income was primarily due to the prepayment of the Regency Park MBS in April of 1998. The increase in other interest income was due to the Partnership having higher average short-term investment balances during the three months ended June 30, 1998 when compared to the corresponding period in 1997. The increase in amortization of prepaid fees and expenses is a result of the Partnership fully amortizing the remaining balances of prepaid fees and expenses associated with the Regency Park MBS, and Rosewood and Sundance Apartment PIMs. The above-mentioned payoffs also caused the decline in asset management fees.

Net income decreased approximately $2,571,000 for the six months ended June 30, 1998 as compared to the same period in 1997, due primarily to lower base interest, participation income and interest income on MBS of approximately $1,854,000, $560,000 and $219,000, respectively and higher amortization expense of $502,000. This was offset by an increase in other interest income of $289,000 and lower asset management fees and expense reimbursements of approximately $212,000, and $56,000, respectively. The decrease in base interest was due to the prepayments during the first quarter of 1998 of Meredith Square, Fourth Ward Square and the Rosewood Apartment PIMs; the three Paddock PIMs in the fourth quarter of 1997 and the two Paces PIMs during the second quarter of 1997. The Partnership received prepayment penalties of approximately $316,000 from the Rosewood PIM and Brookside MBS prepayments in 1998 and approximately $679,000 from the two Paces PIMs in 1997. In addition, the Partnership received SII of approximately $253,000 from two PIMs as compared to $449,000 from seven PIMs in 1997. The increase in other interest income was due to the Partnership having higher average short-term investment balances during the six months ended June 30, 1998 when compared to the corresponding period in 1997. The increase in amortization of prepaid fees and expenses is due to the Partnership fully amortizing the remaining costs associated with the Regency Park MBS, Rosewood and Sundance Apartment PIMs. The general and administrative expense decrease was primarily due to lower transfer agent costs of approximately $26,000 for the six months ended June 30, 1998 as compared to the same period in 1997.

The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduce the invested assets generating interest income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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








DATE:   August 5, 1998