Form 10-Q/A
period 1998-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1998-12-03
CIK 832091

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q-A

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

                                      BALANCE SHEETS


                              ASSETS

                                             September 30,          December 31,
                                                  1998                   1997

Participating Insured Mortgages ("PIMs")

    (Note 2)                                $ 75,449,114            $104,165,895
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Note 3)                    16,979,998              29,220,457

           Total mortgage investments         92,429,112             133,386,352

Cash and cash equivalents                     11,036,911              35,473,221
Interest receivable and other assets             627,842                 949,618
Prepaid acquisition expenses and fees, net of
 accumulated amortization of $4,475,668 and
 $5,921,472, respectively                      1,844,335               2,902,255
Prepaid participation servicing fees, net of
 accumulated amortization of $1,676,460 and
 $1,680,937, respectively                        233,570                 934,014

Total assets                                $106,171,770            $173,645,460



                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                 $     22,829            $    170,568

Partners' equity (deficit) (Note 4):

  Limited Partners                           105,502,002             172,409,394
   (12,770,261 Limited Partner interests
      outstanding)
  General Partners                              (148,663)            (78,838)
  Unrealized gain on MBS                         795,602           1,144,336

   Total Partners' equity                    106,148,941            173,474,892

   Total liabilities and Partners' equity   $106,171,770           $173,645,460







                     The accompanying notes are an integral
                        part of the financial statements.


                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                STATEMENTS OF INCOME


                                  For the Three Months  For the Nine Months
                                   Ended September 30,  Ended September 30,

                                  1998        1997          1998        1997

Revenues:
  Interest income - PIMs:
   Base interest              $1,505,670  $2,517,455    $4,854,451   $7,720,452
   Participation interest      1,062,400     183,527     1,630,937   1,311,716
  Interest income - MBS          324,693     628,174     1,390,987   1,913,740
  Interest income - other        140,906      60,661       589,360     219,775

        Total revenues         3,033,669   3,389,817     8,465,735  11,165,683

Expenses:
  Asset management fee to
   an affiliate                 179,354      308,040      590,297      931,286
  Expense reimbursements to
   affiliates                    19,329       33,939       25,144       95,410
  Amortization of prepaid
   expenses and fees            300,479      340,752    1,758,364    1,296,153
  General and administrative     42,368       35,491      159,118      158,902

        Total expenses          541,530      718,222    2,532,923    2,481,751

Net income                    2,492,139    2,671,595    5,932,812    8,683,932

Net unrealized gain (loss)
        on MBS                  158,944      548,336     (348,734)     945,717

Total comprehensive income   $2,651,083   $3,219,931   $5,584,078   $9,629,649


Allocation of net income
 (Note 4):

  Limited Partners           $2,417,376   $2,591,447   $5,754,828    $8,423,414

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)               $      .19   $      .20   $      .45    $      .66


  General Partners           $   74,763   $   80,148   $  177,984    $  260,518


/TABLE>









                            The accompanying notes are an integral
                               part of the financial statements.

TABLE>

                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS


                                                      For the Nine Months
                                                        Ended September 30,

                                                        1998             1997

Operating activities:
   Net income                                         $5,932,812   $ 8,683,932
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid expenses and fees        1,758,364     1,296,153
     Prepayment premium                               (1,017,166)    (679,193)
      Changes in assets and liabilities:
         Decrease in interest receivable and
            other assets                                321,776       139,576
         Increase (decrease) in liabilities            (147,739)      144,558

         Net cash provided by operating activities    6,848,047     9,585,026

Investing activities:
   Principal collections on PIMs including prepayment
     premium of $1,005,466 in 1998 and $679,193 in 1997,
     respectively                                      29,722,247   8,997,593
 Principal collections on MBS including a prepayment
     premium of $11,700 in 1998                        11,903,425   1,263,198

 Net cash provided by investing activities             41,625,672  10,260,791

Financing activities:
   Special distributions                              (63,978,509)(11,775,807)
   Quarterly distributions                             (8,931,520  (8,300,605)

         Net cash used for financing activities       (72,910,029)(20,076,412)

Net decrease in cash and cash equivalents             (24,436,310)   (230,595)

Cash and cash equivalents, beginning of period         35,473,221    4,666,597

Cash and cash equivalents, end of period              $11,036,911  $ 4,436,002



















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

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997.

        The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

        On September 23, 1998 the Partnership received a prepayment of the Woodbine Apartment's PIM in the amount of $4,180,266, representing the outstanding principal balance plus a prepayment premium of $376,224 and shared interest income of $109,939. On October 15, 1998, the Partnership also received a prepayment of the Ironwood Apartments PIM in the amount of $4,844,000 plus a prepayment premium of $325,000 and shared interest income of $226,507, which was received in September 1998. The Partnership will make special distribution of $.76 per Limited Partner interest from these prepayments during the fourth quarter.

        On June 15, 1998, the Partnership received a prepayment of the Sundance Apartments PIM in the amount of $7,187,778, representing the outstanding principal balance. The property had been operating under a modification agreement with the Partnership; consequently no prepayment premium or participation income was due at the time of the prepayment. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on July 24, 1998 in the amount of $.56 per Limited Partner interest.

        On February 17, 1998, the Partnership received a prepayment of the Rosewood Apartments PIM in the amount of $5,047,132 representing the outstanding principal balance. In addition, during January 1998 the Partnership received minimum additional interest and shared interest income of $151,263 and a prepayment premium of $304,242. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on April 13, 1998 in the amount of $.42 per Limited Partner interest.

        In January 1998, the Partnership received proceeds from the Fourth Ward Square and Meredith Square Apartment PIM prepayments in the amounts of $7,067,690 and $4,688,895 respectively. In addition, during December


                                     continued

                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

2.      PIMs, continued

        1997 the Partnership received $302,813 of minimum additional interest and shared interest income earned on property operations for these properties, a $422,001 prepayment premium on Meredith Square and Shared Appreciation

        Interest of $697,500 on Fourth Ward Square. The Partnership distributed the capital transaction proceeds from these prepayments to investors through a special distribution on February 27, 1998 in the amount of $1.01 per Limited Partner interest.

        In January 1998, the Partnership made a $2.30 per Unit special distribution with the prepayment proceeds of the Paddock Park II, Paddock Club Tallahassee and Paddock Club Jacksonville PIMs, which were received during the fourth quarter of 1997.

        At September 30, 1998, the Partnership's PIM portfolio has a fair value of $76,489,009 and gross unrealized gains and losses of $1,096,627 and $56,732, respectively. The PIM portfolio has maturities ranging from 1999 to 2032. At June 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent with respect to principal or interest payments.

3.      MBS

        On June 19, 1998, the Partnership received a prepayment of the Brookside MBS in the amount of $2,944,531, representing the outstanding principal balance and a prepayment premium of $11,700. On April 24, 1998, the Partnership received a prepayment of the Regency Park MBS in the amount of $6,232,557, representing the outstanding principal balance. The Partnership distributed the capital proceeds from these transactions on July 24, 1998 in the form of a special distribution of $.72 per Limited Partner interest.

        At September 30, 1998, the Partnership's MBS portfolio has an amortized cost of $16,184,396 and gross unrealized gains of $795,602. The Partnership's MBS have maturities ranging from 2010 to 2035.

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











                                                  continued

                          KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the six months ended September 30, 1998 is as follows:

                                                                                                       Total
                                            Limited              General          Unrealized          Partners'
                                            Partners             Partners            Gain              Equity

   Balance at
    December 31, 1997                         $172,409,394            $(78,838)       $1,144,336          $173,474,892

   Net income                                    5,754,828             177,984              -                5,932,812

   Quarterly distributions                      (8,683,711)           (247,809)             -               (8,931,520)

   Special distributions                       (63,978,509)               -                 -              (63,978,509)

   Change in unrealized
   gain on MBS                                   -                        -         (348,734)   (348,734)

   Balance at
     September 30, 1998                       $105,502,002           $(148,663)         $795,602          $106,148,941


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

During the nine months ended September 30, 1998, the Partnership has made four special distributions. Another special distribution is planned for the fourth quarter of 1998 in the amount of $.76 per Limited Partner interest resulting from the Woodbine and Ironwood Apartment's PIMs prepayments. During January, the Partnership paid out $2.30 per Limited Partner interest, which represented the principal proceeds and prepayment penalties received in the fourth quarter of 1997 from the three Paddock property PIMs. During February, the Partnership paid out $1.01 per Limited Partner interest, which represented the principal proceeds from Fourth Ward Square and Meredith Square PIMs, the prepayment premium from Meredith Square and the Shared Appreciation Interest from Fourth Ward Square. During April, the Partnership paid out $.42 per Limited Partner interest, which represented the principal proceeds and prepayment premium received from the Rosewood PIM prepayment. In July 1998, the Partnership paid out a special distribution of $1.28 per Limited Partner interest relating to the payoffs of the Sundance Apartment PIM and the Regency Park and Brookside MBS'.

As a result of the above mentioned PIM prepayments, the Partnership's capital resources and its future cash flows will be lower. However, at this time the General Partners have determined that the Partnership can maintain its current dividend rate of $.76 per unit per year for the near future. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution. In the event of additional PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

The General Partners have been informed by the borrower of the Windsor Court Apartment's PIM that the first mortgage loan underlying the PIM may be prepaid prior to the end of the year. If this transaction takes place, the Partnership would receive unpaid participation interest earned on prior years operations and either its share of any interest in the value of the property or a prepayment premium.

The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the a asset, local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (AFHLMC@), the Government National Mortgage Association (AGNMA@) and the Department of Housing and Urban Development (AHUD@) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1998 and 1997:

Net income decreased for the three months ended September 30, 1998 as compared to the same period in 1997. This decrease was due primarily to lower base interest on PIMs and interest income on MBS. This was partially offset by increases in interest income on cash and cash equivalents and participation interest and a decrease in asset management fees. The significant decrease in base interest on PIMs was caused by the prepayments of the Sundance, Meredith Square, Fourth Ward Square and Rosewood Apartment PIMs during the first nine months of 1998 and the three Paddock PIMs in the fourth quarter of 1997. The increase in participation interest was a result of the Partnership receiving prepayment penalties and shared interest income from the Woodbine and Ironwood Apartment PIMs prepayments along with shared interest income and minimum additional interest from the Marina Shores Apartment PIMs. The decrease in asset management fees was a result of the 1998 PIM prepayments mentioned above that reduced the asset base. The decrease in MBS interest income was primarily due to the prepayment of the Brookside and Regency Park MBS' during the first half of 1998. The increase in interest income on cash and cash equivalents was due to the Partnership having higher average short-term investment balances during the three months ended September 30, 1998 when compared to the corresponding period in 1997.

Net income decreased for the nine months ended September 30, 1998 as compared to the same period in 1997. This decrease was due primarily to lower base interest on PIMs and interest income on MBS. This was partially offse by increases in interest income on cash and cash equivalents and participation interest and a decrease in asset management fees. The significant decrease in base interest on PIMs was caused by the prepayments of the Sundance, Meredith Square, Fourth Ward Square, Rosewood and Woodbine Apartment PIMs during the first nine months of 1998 and the three Paddock PIMs in the fourth quarter of 1997. The increase in participation interest was a result of the Partnership receiving prepayment penalties and shared interest income from the Woodbine, Ironwood and Rosewood Apartment PIMs along with shared interest income from the Marina Shores and Windsor Court Apartment PIMs and a prepayment premium from the Brookside MBS. The decrease in asset management fees was a result of a reduction in asset base occuring from the prepayments mentioned above plus the three Paddock PIMs which prepaid in the fourth quarter of 1997. The decrease in MBS interest income was primarily due to the prepayment of the Brookside and Regency Park MBS' during the first half of 1998. The increase in interest income on cash and cash equivalents was due to the Partnership having higher average short-term investment balances during the nine months ended September 30, 1998 when compared to the corresponding period in 1997. The increase in amortization of prepaid fees and expenses is due to the Partnership fully amortizing the remaining costs associated with the Regency Park and Brookside MBS', and the Woodbine, Fourth Ward Square, Meredith Square Rosewood and Sundance Apartment PIMs. Expense reimbursements to affiliates decreased during the nine months ended September 30, 1998 due to the Partnership having received a rebate for expense reimbursements related to 1997.

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