Form 10-K
period 1998-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1999-04-01
CIK 832091

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                        FORM 10-K

(Mark One)

  x


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended       December 31, 1998

                                           OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                  to

                  Commission file number                0-17691

                     Krupp Insured Plus-III Limited Partnership
          (Exact name of registrant as specified in its charter)

   Massachusetts                                                     04-3007489
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                              Identification No.)

One Beacon Street, Boston, Massachusetts                                 02108
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)             (617) 523-0066


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

The exhibit index is located on pages 9-12.

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

   The Partnership's investments in PIMs on multi-family residential properties consist of a MBS (the "insured mortgage") guaranteed as to principal and basic interest and a participation feature that is not insured nor guaranteed. The insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("Fannie Mae"). PIMs provide the Partnership with monthly payments of principal and interest on the insured mortgage and also provide for Partnership participation in the current revenue stream and in residual value, if any, as a result of a sale or other realization of the underlying property from the participation feature. The borrower conveys the participation rights to the Partnership through a subordinated promissory note and mortgage.

   The Partnership also acquired MBS collateralized by single-family or multi-family mortgage loans issued or originated by GNMA, Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal Housing Administration ("FHA"). Fannie Mae, FHLMC and GNMA guarantee the principal and basic interest of the Fannie Mae, FHLMC and GNMA MBS, respectively. The Department of Housing and Urban Development ("HUD") insures the FHA mortgage loan and the mortgage loans underlying the GNMA MBS.

   The Partnership must distribute proceeds received from prepayments or other realization of the mortgages to the investors through quarterly or possibly special distributions.

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

   The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which can not be predicted. Such factors include interest rate fluctuations and the credit worthiness of GNMA, Fannie Mae, HUD and FHLMC. Any ultimate realization of the participation features on PIMs is subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in government regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

   The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is now anticipated in the future.

   As of December 31, 1998, there were no personnel directly employed by the Partnership.

ITEM 2.  PROPERTIES

   None.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.
                                                       PART II


ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There currently is no established trading market for the Units.

   The number of investors holding Units as of December 31, 1998 was approximately 11,400. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

   During 1998, the Partnership made special distributions consisting primarily of principal proceeds from the Woodbine, Ironwood, Sundance, Rosewood, Forth Ward Square and Meredith Square PIM prepayments and the repayment of the Brookside and Regency Park multi-family MBS.

   During 1997, the Partnership made special distributions consisting primarily of principal proceeds from the Paces Arbor and Paces Forest PIM prepayments and the repayment of a multi-family MBS. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

   The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 1998 and 1997:

                                                   1998                               1997
                                          ---------------------              -------------
                                                               Average                          Average
                                             Amount           Per Unit         Amount          Per Unit

Distributions
   Limited Partners                            $11,110,042     $  .87            $ 15,324,194    $1.20
   General Partners                                310,551                            373,032
                                               -----------                        -----------

                                                11,420,593                         15,697,226
                                               -----------                        -----------
Special Distributions
   Limited Partners                             73,811,533      $5.78              11,237,742    $ .88
                                               -----------                        -----------

Total Distributions                            $85,232,126                       $ 26,934,968
                                               ===========                        ===========


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


                                   1998          1997                   1996                1995               1994
                                   ----          ----                   ----                ----               ----

Total revenues            $10,782,454           $18,896,423            $ 15,578,710        $ 15,728,883       $ 15,725,544

Net income                  7,713,323            14,893,523              12,021,035          12,335,057         12,197,925

Net income allocated
 to:
  Limited Partners          7,481,923            14,446,717              11,660,404          11,965,005         11,831,987
  Average per Unit              .59                    1.13                     .91                 .94                .93

  General Partners            231,400               446,806                 360,631             370,052            365,938

Total assets at
 December 31               95,300,681           173,645,460             184,485,334         201,760,285        203,907,975

Distributions to:
  Limited Partners         11,110,042            15,324,194              15,324,193          15,324,192         21,242,039
  Average per Unit              .87                  1.20                    1.20                1.20                1.66

  Special                  73,811,533            11,237,742              12,387,057               -                   -
  Average per Unit             5.78                   .88                     .97                 -                   -

  General Partners            310,551               373,032                 410,687             421,051            400,197


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

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners of the Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000 ready.

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $2.4 million each quarter. Funds for the investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current dividend rate of $.76 per Unit per year.

The  Partnership  made five special  distributions  during 1998 as a result of the following PIM prepayments. In January 1998, a $2.30 per Unit special distribution was made with the prepayment proceeds of the three Paddock Club PIMs that were received during the fourth quarter 1997. In February 1998, a $1.01 per Unit special distribution was made with the prepayment proceeds of Fourth Ward Square and Meredith Square PIMs that were received during the fourth quarter 1997. In April 1998, a $.42 per Unit special distribution was made with the prepayment proceeds of the Rosewood PIM that was received during the first quarter 1998. During July 1998, a $1.28 special distribution was made with the prepayment proceeds of the Sundance PIM and the Regency and Brookside MBSs. In December 1998, a $.77 per Unit special distribution was made with the prepayment proceeds of the Ironwood and Woodbine PIMs. The Partnership anticipates making an $.87 per Unit special distribution during the first quarter 1999 with the prepayment proceeds of the Windsor Court PIM that were received in January 1999. The General Partners expect that there will be more prepayments during 1999. The owners of Marina Shores and Mill Ponds have both notified the General Partners of their intention to refinance their properties if favorable refinancing conditions persist. In the event of further PIM prepayments, the General Partners may determine that an adjustment to the distribution rate will be necessary to reflect the reduced future cash flows from the remaining mortgage investments.

In addition to providing guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide additional income through its participation feature in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value met certain criteria. During 1998, the Partnership received a total of $831,786 in participation income from operating cash flow from six of its PIM investments: Marina Shores, Mill Ponds, Rosewood, Ironwood, Woodbine and Windsor Court. The Partnership also received a total of $1,260,785 in participation income related to the sale or refinance value from the Rosewood, Ironwood, Windsor Court and Woodbine PIM's and the Brookside MBS.

Most of the properties had stable operating results during 1998. High occupancy rates were maintained at most of the properties due to stable or improving markets. However, as many of the properties have aged, rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements.

During the first five years, owners are prohibited from prepaying the mortgage loans underlying the PIMs. During the second five years, owners may prepay the loans by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

Assessment of Credit Risk

   The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, FHLMC, GNMA or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

   The following discussion relates to the operation of the Partnership during the years ended December 31, 1998, 1997 and 1996.

                                                                 (Amounts in Thousands)
                                                          1998                1997                1996
                                                          ----                ----                ----
   Interest income on PIMs:
   Basic interest                                       $ 6,195             $10,066              $11,262
   Participation interest                                 2,093               5,996                1,372
   Interest income on MBS                                 1,695               2,390                2,706
   Interest income - other                                  801                 444                  238
   Partnership expenses                                  (1,006)             (1,549)              (1,604)
   Amortization of prepaid expenses
    and fees                                             (2,065)             (2,453)              (1,953)
                                                        -------             --------             -------

        Net income                                      $ 7,713             $14,894              $12,021
                                                        =======             =======              =======


Net income decreased during 1998 as compared to the same period in 1997 by approximately $7,181,000. This decrease was due primarily to lower basic interest on PIMs, lower participation interest and lower interest income on MBS of $3,871,000, $3,903,000 and $695,000, respectively. This was partially offset by increases in interest income-other and a decrease in partnership expenses and amortization expenses. The significant decrease in basic interest on PIMs was caused by the prepayments of the Sundance, Meredith Square, Fourth Ward Square, Rosewood, Woodbine and Ironwood Apartment PIMs in 1998, and the three Paddock and two Paces PIMs that occurred in 1997. The decrease in participation interest was a result of the Partnership receiving a lower level of prepayment penalties and shared interest income from PIM prepayments occuring during the twelve month period ending December 31, 1998 as compared to the same period in 1997. The decrease in MBS interest income was primarily due to the prepayment of the Brookside and Regency Park MBS.

The increase in interest income other was due to the Partnership having higher average short-term investment balances during the twelve months ended December 31, 1998 when compared to the corresponding period in 1997. The decrease in partnership expenses was primarily due to lower asset management fees which were a result of the reduction in the asset base occurring from the prepayments mentioned above. Partnership expenses also decreased as expense reimbursements to affiliates decreased due to the Partnership having received a rebate for expense reimbursements related to 1997 in 1998. The decrease in amortization of prepaid fees and expenses for 1998 as compared to the same period in 1997 was a result of the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1997 exceeding the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1998.

Net income increased during 1997 as compared to 1996 by approximately $2,873,000. This increase was primarily due to higher participation income, net of lower basic interest on PIMs and interest income on MBS and higher amortization expense directly related to the prepayments of the Paces Arbor, Paces Forest, Paddock Club Jacksonville, Paddock Club Tallahassee and Paddock Park II Apartment PIMs. An increase in Participation Interest of $4,624,000 was primarily a result of receiving Shared Appreciation Income, Share Income Interest, and prepayment penalties from the prepayments of the Paces Arbor and Forest Apartments, the three Paddock Apartments, Fourth Ward Square Apartments and Meredith Apartment PIMs totaling $5,784,000.In addition, the Partnership received $212,000 of participation interest from five of the remaining PIMs. Also, the Partnership received participation income from the Fourth Ward Square and Meredith Square Apartments PIMs.

Interest income on MBS decreased when comparing 1997 to 1996, because principal collections reduce the outstanding principal of the Partnership's MBS investments. Interest income other increased when comparing 1997 to 1996, primarily due to the Partnership=s higher short-term investment balances.

The Partnership expenses decreased when comparing 1997 to 1996, primarily due to lower asset management fees.

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

                                          Position with
              Name and Age                Krupp Plus Corporation

              Douglas Krupp (52)          President, Co-Chairman of
                                          the Board and Director
              George Krupp (54)           Co-Chairman of the Board and Director
              Peter F. Donovan (45)       Senior Vice President
              Ronald Halpern (57)         Senior Vice President
              Carol J. C. Mills (49)      Vice President
              Robert A. Barrows (41)      Vice President and Treasurer

         Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

   George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

      Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $5.7 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

         Ronald Halpern (age 57) is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D.
degree from Brooklyn Law School.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr.Barrows has held several positions within
The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P.in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

      Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance.She manages the estimated $6 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA.
Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.      EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1998, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,161 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.

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

     (10.2) Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Registration Statement on Form S-11 dated April 20, 1988 (File No. 33-21200)].*

        Casa Marina Apartments

     (10.3) Prospectus for GNMA Pool No. 279699 (CS) and 279700 (PL) [Exhibit 19.11 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

     (10.4) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated June 29, 1989 between Beaux Gardens Associates, LTD., a Florida limited partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

     (10.5) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

        Windsor Court

     (10.6) Supplement to Prospectus for FNMA Pool No. MX-073006 [Exhibit 10.23 to Registrant's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

     (10.7) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Sexton 1986 Windsor-V, an Indiana limited partnership and Krupp Insured Plus-III Limited Partnership [Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17691).*

        Harbor Club Apartments

     (10.8)          Prospectus  for GNMA  Pool No.  259237(CS) and  259238(PN).
                     [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

     (10.9) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

        Mill Ponds Apartments

     (10.10) Prospectus for FNMA Pool No. MX-073012. [Exhibit 19.1 to Regi-strant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

     (10.11)         Multifamily  Mortgage  (including  Subordinated  Promissory
                     Note) dated May 17, 1990 between State Bank of Countryside, Illinois and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrants's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17691)].*

        Marina Shores Apartments

     (10.12)         Prospectus  for GNMA  Pool No.  280971(CS) and 280972(PL).
                     [Exhibit 19.03 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

     (10.13) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 27, 1990 between Marina Shores Associates One, a Virginia limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.04 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

     (10.14) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 19.05 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17691)].*

        Royal Palm Place

     (10.15) Prospectus for FNMA Pool No. MB-109057. [Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

     (10.16) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

     (10.17) Modification Agreement dated March 20, 1991, between Royal Palm Place, Ltd., and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

     (10.18) Participation Agreement dated March 20, 1991 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17691)].*

     (10.19) Amended and Restated Subordinated Promissory Note by and between Royal Palm, Ltd. and Krupp Insured Plus-III Limited Partnership.[Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

   * Incorporated by reference

(c)  Reports on Form 8-K

     During the last quarter of the year ended December 31, 1998, the Partnership did not file any reports on Form 8-K.

                                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1999

                                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                          By:    Krupp Plus Corporation,
                                                  a General Partner



                             By:/s/Douglas Krupp
                             Douglas Krupp, President, Co-Chairman (Principal Executive Officer)and Director of Krupp Plus Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th_day of February, 1999.

     Signatures                                            Title(s)


/s/Douglas Krupp                   President, Co-Chairman (Principal Executive
Douglas Krupp                      Corporation, a General Partner.


/s/George Krupp           Co-Chairman (Principal Executive Officer) and
George Krupp              Director of Krupp Plus Corporation, a General Partner.


/s/Peter F. Donovan             Senior Vice President of Krupp Plus
Peter F. Donovan                Corporation, a General Partner.


/s/Robert A. Barrows            Treasurer and Chief Accounting Officer of
Robert A. Barrows               Krupp Plus Corporation, a General Partner.

                                       APPENDIX A

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP











                                FINANCIAL STATEMENTS AND SCHEDULE
                                      ITEM 8 of FORM 10-K

                  ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             For the Year Ended December 31, 1998

                          KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                          F-3

Balance Sheets at December 31, 1998 and 1997                               F-4

Statements of Income and Comprehensive Income for the Years
Ended December 31, 1998, 1997  and 1996                                    F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 1998, 1997 and 1996                                           F-6

Statements of Cash Flows for the Years Ended December 31, 1998,
1997 and 1996                                                              F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Krupp Insured Plus-III Limited Partnership:

In our opinion, the accompanying Financial Statements listed on the index on Page F-2 of this Form 10-K present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership (the "Partnership") at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion express above.








                                                  PricewaterhouseCoopers LLP


Boston, Massachusetts
March 12, 1999

                           KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                           BALANCE SHEETS

                                      December 31, 1998 and 1997


                                                          ASSETS

                                                                             1998               1997
                                                                          ------------      --------

Participating Insured Mortgages ("PIMs")
(Notes B, C, H and I)                                                      $ 70,497,441         $104,165,895
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Notes B, D and H)                                         15,598,230           29,220,457
                                                                            ------------         ------------

         Total mortgage investments                                          86,095,671          133,386,352

Cash and cash equivalents (Notes B, H and I)                                  6,845,229           35,473,221
Interest receivable and other assets                                            588,019              949,618
Prepaid acquisition expenses, net of
 accumulated amortization of $4,339,027 and
 $5,921,472, respectively (Note B)                                            1,300,234            2,902,255
Prepaid participation servicing fees, net of
 accumulated amortization of $1,317,338 and
$1,680,937, respectively (Note B)                                               471,528              934,014
                                                                            ------------         ------------

         Total assets                                                      $ 95,300,681         $173,645,460
                                                                           ============         ============



                                             LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                 $   161,439         $    170,568
                                                                            ------------         ------------

Partners' equity (deficit) (Notes A, E and I):

  Limited Partners                                                           94,969,742          172,409,394
   (12,770,261 Units outstanding)

  General Partners                                                             (157,989)             (78,838)

 Acumulated Comprehensive Income (Note B)                                       327,489            1,144,336
                                                                            ------------         ------------

         Total Partners' equity                                              95,139,242          173,474,892
                                                                            ------------         ------------

         Total liabilities and Partners' equity                            $ 95,300,681         $173,645,460
                                                                           ============         ============







                        The accompanying  notes are an integral
                         part of the financial statements.

                                           KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                          STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                      For the Years Ended December 31, 1998, 1997 and 1996




                                                                 1998                   1997                  1996
                                                              -----------           -----------           --------
Revenues:(Notes B, C and D)
   Interest income - PIMs:
Base interest                                                $ 6,194,599           $10,066,327          $11,262,507
Participation interest                                         2,092,572             5,996,197            1,371,889
   Interest income - MBS                                       1,694,779             2,389,509            2,705,932
   Interest income - other                                       800,504               444,390              238,382
                                                             -----------           -----------          -----------

         Total revenues                                       10,782,454            18,896,423           15,578,710
                                                             -----------           -----------          -----------

Expenses:
   Asset management fee to an affiliate
   (Note F)                                                      753,279             1,217,413            1,352,679
   Expense reimbursements to affiliates
    (Note F)                                                      44,473               129,348              123,639
   Amortization of prepaid fees and
    expenses (Note B)                                          2,064,507             2,452,816            1,953,298
   General and administrative                                    206,872               203,323              128,059
                                                             -----------           -----------          -----------

         Total expenses                                        3,069,131             4,002,900            3,557,675
                                                             -----------           -----------          -----------

Net income (Notes E and G)                                     7,713,323            14,893,523           12,021,035

Comprehensive Income:

Net Change in unrealized gain/(loss)                            (816,847)           (1,049,719)          (1,178,009)
                                                         ----------------       ---------------      ---------------
         On MBS

Total Comprehensive Income                              $      6,896,476           $13,843,804          $10,843,026
                                                        ================           ===========          ===========

Allocation of net income (Notes E and G):

   Limited Partners                                          $ 7,481,923           $14,446,717          $11,660,404
                                                             ===========           ===========          ===========

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                    $       .59           $      1.13          $       .91
                                                             ===========           ===========          ===========

   General Partners                                          $   231,400           $   446,806          $   360,631
                                                             ===========           ===========          ===========



                          The accompanying notes are an
                         integral part of the financial
                                   statements.

                                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the Years Ended December 31, 1998, 1997 and 1996


                                                                                   Accumulated        Total
                                               Limited         General          Comprehensive         Partners'
                                               Partners        Partners            Income              Equity


Balance at December 31, 1995                $200,575,459          $ (102,556)        $ 1,272,626   $ 201,745,529

Net income                                    11,660,404             360,631               -          12,021,035

Quarterly distributions                      (15,324,193)           (410,687)              -         (15,734,880)

Special distributions                        (12,387,057)              -                   -         (12,387,057)

Change in unrealized
   loss on MBS                                      -                   -             (1,178,009)     (1,178,009)
                                               -----------          --------          ----------      -----------

Balance at December 31, 1996                 184,524,613            (152,612)             94,617     184,466,618

Net income                                    14,446,717             446,806               -          14,893,523

Quarterly distributions                      (15,324,194)           (373,032)              -         (15,697,226)

Special distributions                        (11,237,742)              -                   -         (11,237,742)

Change in unrealized
   gain on MBS                                    -                    -              1,049,719        1,049,719
                                            -----------              --------         ----------    ------------

Balance at December 31, 1997                 172,409,394             (78,838)          1,144,336     173,474,892

Net income                                     7,481,923             231,400               -           7,713,323

Quarterly distributions                      (11,110,042)           (310,551)              -         (11,420,593)

Special distributions                        (73,811,533)              -                   -         (73,811,533)

Change in unrealized
   loss on MBS                                   -                     -               (816,847)        (816,847)
                                             -----------          ----------         -----------     ------------

Balance at December 31, 1998                $ 94,969,742          $ (157,989)       $   327,489     $ 95,139,242
                                              ==========         ============       ===========     ============











                     The accompanying notes are an integral
                        part of the financial statements.

                                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                STATEMENTS OF CASH FLOWS

                           For the Years Ended December 31, 1998, 1997 and 1996


                                                                            1998                1997                  1996
                                                                        -----------         -----------             ------
Operating activities:
   Net income                                                             $ 7,713,323       $ 14,893,523          $12,021,035
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of MBS premium                                               -                 92,322                -
      Amortization of prepaid fees and expenses                             2,064,507          2,452,816            1,953,298
      Prepayment penalties and shared
         appreciation interest                                             (1,260,785)        (4,460,075)          (1,013,411)
      Changes in assets and liabilities:
         Decrease in interest
          receivable and other assets                                         361,599            284,349              690,435
         Increase (decrease) in liabilities                                    (9,129)           151,852                3,960
                                                                          -----------         ------------          -----------

            Net cash provided by operating
             activities                                                     8,869,515         13,414,787           13,655,317
                                                                          -----------       ------------           ----------

Investing activities:
   Principal collections on PIMs including
     shared appreciation income and prepayment
      penalties of $1,249,085 in 1998, $4,460,075                          34,917,539         39,674,931           13,098,312
     in 1997 and $1,013,411 in 1996, respectively
   Principal collections on MBS including a
      prepayment premium of $11,700 in 1998                                12,817,080          4,651,874            2,601,020
                                                                          -----------        ------------          -----------

            Net cash provided by investing
             activities                                                    47,734,619         44,326,805           15,699,332
                                                                          -----------        ------------          -----------

Financing activities:
   Special distributions                                                  (73,811,533)       (11,237,742)         (12,387,057)
   Quarterly distributions                                                (11,420,593)       (15,697,226)         (15,734,880)
                                                                          -----------        ------------          -----------

            Net cash used for financing
               activities                                                 (85,232,126)       (26,934,968)         (28,121,937)
                                                                          -----------        ------------          -----------

Net (decrease) increase in cash and
   cash equivalents                                                       (28,627,992)        30,806,624            1,232,712

Cash and cash equivalents, beginning of
   period                                                                  35,473,221          4,666,597            3,433,885
                                                                          -----------        ------------          -----------

Cash and cash equivalents, end of period                                  $ 6,845,229       $ 35,473,221          $ 4,666,597
                                                                          ===========       ============          ===========



                     The accompanying notes are an integral
                        part of the financial statements.

                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 NOTES TO FINANCIAL STATEMENTS


A.    Organization

      Krupp Insured Plus-III Limited Partnership (the "Partnership") was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000. The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

B.    Significant Accounting Policies

      The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):

             MBS

             The Partnership, in accordance with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (AFAS 115@), classifies its MBS portfolio as available-for-sale. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

             Effective January 1, 1998 the Partnership adopted the, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130), was issued establishing standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

             The Federal Housing Administration MBS is carried at amortized cost unless the General Partner of the Partnership believes there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, "Accounting by Creditors for impairment of a Loan," and Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The Partnership also has insured non-participating mortgage loans. Such loans are carried at amortized cost.

             PIMs

             The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association (AGNMA@) or Fannie Mae MBS at amortized cost.

                                                         Continued

                                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS, Continued


 B.    Significant Accounting Policies, Continued

             The Federal Housing Administration PIM is carried at amortized cost unless the General Partner of the Partnership believes there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, AAccounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

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

             The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated payoff of the underlying mortgage.

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


                                                      Continued


                                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                   NOTES TO FINANCIAL STATEMENTS, Continued


C.    PIMs

             At December 31, 1998, the Partnership has investments in six PIMs. The Partnership's PIMs consist of a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels.

             The borrower conveys these participation features to the Partnership generally through a subordinated mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and Fannie Mae MBS and HUD insures the first mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually can not prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

             Generally, the participation features consist of the following: (I) "Minimum Additional Interest" at a stated rate ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in Value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable on the maturity date by the underlying borrower generally cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from the sale or refinancing of the underlying property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional interest.

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


                                                             Continued

                                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

C.  PIMs, Continued

             On October 15, 1998, the Partnership received a prepayment of the Ironwood Apartments PIM in the amount of $4,844,256 plus a prepayment premium of $325,000 and shared interest income of $226,507, which was received in September 1998. The Partnership made a special distribution of $.41 per Limited Partner interest from this prepayment on December 2, 1998.

             On September 23, 1998 the Partnership received a prepayment of the Woodbine Apartments PIM in the amount of $4,180,266, plus a prepayment premium of $376,224 and shared interest income of $109,939. The Partnership made a special distribution of $.36 per Limited Partner interest from this prepayment on December 4, 1998.

             On June 15, 1998, the Partnership received a prepayment of the Sundance Apartments PIM in the amount of $7,187,778. The property had been operating under a modification agreement with the Partnership; consequently no prepayment premium or participation income was due at the time of the prepayment. The Partnership made a special distribution of $.56 per Limited Partner interest from this prepayment on July 24, 1998.

             On February 17, 1998, the Partnership received a prepayment of the Rosewood Apartments PIM in the amount of $5,047,132. In addition, during January 1998 the Partnership received minimum additional interest and shared interest income of $151,263 and a prepayment premium of $304,242. The Partnership made a special distribution of $.42 per Limited Partner interest from this prepayment on April 13, 1998.

             In January 1998, the Partnership received proceeds from the Fourth Ward Square and Meredith Square Apartment PIM prepayments in the amounts of $7,067,690 and $4,688,895 respectively. In addition, during December 1997 the Partnership received $397,462 of minimum additional interest and shared interest income earned on property operations for these properties, a $422,001 prepayment premium on Meredith Square and Shared Appreciation Interest of $697,500 on Fourth Ward Square. The Partnership made a special distribution of $1.01 per Limited Partner interest from these prepayments on February 27, 1998.

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

                                                Continued

                               KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS, Continued


C. PIMs, Continued

             At December 31, 1998 and 1997 there were no loans within the Partnership=s portfolio that were delinquent as to principal or interest.

         Listed in the chart is a summary of the Partnership's PIM investments at December 31, 1998 and 1997:


               Aggregate                    Permanent                        Aggregate  Outstanding
               Original         Number      Interest        Maturity         Principal  Balance at
   Issuer      Principal        of PIMs     Rate Range      Date Range          December 31,
                                                                               1998       1997
   Fannie Mae $ 38,128,742        3         7.0% - 7.5%     10/99 - 4/06    $35,817,597  $40,908,767
                  (a)                           (a)                (a)
   GNMA         35,615,417        3              8%         8/30/ -5/32      34,679,844   59,061,999
                   (b)

   FHA           4,327,800       (c)                                              -        4,195,129
                              ----------                                    -----------   ----------
              $ 78,071,959        6                                         $70,497,441 $104,165,895
                ==========        -                                         =========== ============



(a) Includes the Partnership's share of the Royal Palm Place PIM, in which the Partnership holds 73% of the $22,000,000 total PIM and an affiliate of the Partnership holds the remaining 27%. During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The
       Partnership received a reissued Fannie Mae mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the Fannie Mae MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. The Partnership will also receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next two years.

(b) Includes the Partnership's share of the Marina Shores PIM in which the Partnership holds 71% of the $21,200,000 total PIM and an affiliate of the Partnership holds the remaining 29%.

(c) The Partnership had one FHA PIM as of December 31, 1997. During 1998 the Parnership received a prepayment of the Woodbine Apartments PIM.

       The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 5 states. The apartment complexes range in size from 154 to 392 units.

D.    MBS

       On June 19, 1998, the Partnership received a prepayment of the Brookside MBS in the amount of $2,944,531, representing the outstanding principal balance and a prepayment premium of $11,700. On April 24, 1998, the Partnership received a prepayment of the Regency Park MBS in the amount of $6,232,557, representing the outstanding principal balance. The Partnership made a special distribution of $.72 per Limited Partner interest from these prepayments on July 24, 1998.


                                                            Continued

                                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS, Continued


D.     MBS, continued

       During the fourth quarter of 1997, the Partnership received a prepayment on a multi-family MBS in the amount of $2,889,030. The Partnership then made a special distribution of $.23 per Limited Partner interest with the proceeds from this prepayment.

       At December 31, 1998, the Partnership's MBS portfolio had an amortized cost of $7,194,406 and unrealized gains of $327,489. The MBS portfolio has maturity dates ranging from 2010 to 2035. At December 31, 1997, the Partnership's MBS portfolio had an amortized cost of $28,076,121 and unrealized gains and losses of approximately $1,144,469 and $133, respectively. At December 31, 1998 the Partnership had an insured mortgage loan at an amortized cost of $8,076,335.

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

       As of December 31, 1998, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                       Corporate                         Accumulated              Total
                                                        Limited          General        Comprehensive          Partners'
                                   Unitholders          Partner        Partners             Income               Equity

Capital contributions                   $254,686,736       $ 2,000         $    3,000         $     -             $254,691,736

Syndication costs                        (15,834,700)         -                 -                 -                (15,834,700)

Distributions                           (172,686,605)       (1,463)        (4,065,323)            -               (176,753,391)

Special Distributions                    (97,435,569)         (763)             -                 -                (97,436,332)

Net income                               126,239,048         1,058          3,904,334             -                130,144,440

Unrealized gain on MBS                        -               -                 -                 327,489              327,489
                                         -----------       -------          ---------             -------           ----------
Total at December 31,
   1998                                 $ 94,968,910      $    832         $ (157,989)          $ 327,489          $95,139,242
                                        ============      ========         ==========           =========          ===========


                                                            Continued

                                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

F.    Related Party Transactions

      Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to .75% per annum of the remaining face value of the Partnership's mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in the amount equal to .3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.

      Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to the investors.

G.    Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1998 federal income tax return is as follows:

             Net income per statement of income                   $ 7,713,323

             Less:  Book to tax difference for amortization
                     of prepaid expenses and fees                    (254,130)

             Net income for federal income tax purposes           $ 7,459,193
                                                                  ===========

           The allocation of the net income for federal income tax purposes for 1998 is as follows:
                                                                    Portfolio
                                                                     Income

       Unitholders                                               $ 7,273,183
       Corporate Limited Partner                                          57
       General Partners                                              185,953
                                                                 $ 7,459,193

       During the years ended December 31, 1998, 1997 and 1996 the average per Unit net income to the Unitholders for federal income tax purposes was $.57, $1.11 and $1.00, respectively.

       The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $1,336,000 and $773,000 at December 31, 1998 and 1997, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 1998 and 1997, respectively

H.     Fair Value Disclosures of Financial Instruments

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

       MBS

       The Partnership estimates the fair value of MBS based on quoted market prices. Insured Mortgage loans are valued in a manner consistent with PIMs as described below:

             PIMs

       There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership=s estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of $1,753,057 at December 31, 1998, respectively, and gross unrealized gains and losses of $1,407,000 and $57,000 at December 31, 1997, respectively.

       At December 31, 1998 and 1997, the Partnership estimates the fair values of its financial instruments as follows:

                                                                 (rounded to thousands)
                                                           1998                           1997
                                                    -------------------            -----------
                                                        Fair         Carrying         Fair       Carrying
                                                       Value           Value         Value         Value

          Cash and cash equivalents                      $  6,845        $ 6,845      $ 35,473      $ 35,473

          MBS                                              15,598         15,598        29,220        29,220

          PIMs                                             72,250         70,497       105,516       104,166
                                                         --------        -------      --------      --------

                                                         $ 94,693       $ 92,940      $170,209      $168,859
                                                         ========       ========      ========      ========

I.     Subsequent Event

       On January 25, 1999, the Partnership received proceeds from the prepayment of the Windsor Court Apartments PIM. The Partnership received the outstanding principal balance of $10,876,051 plus, minimum and shared income interest of $298,160 and a prepayment penalty of $243,620. The Partnership plans on distributing $.88 per Limited Partner Interest in February, 1999 from the principal proceeds and prepayment penalty income received on this loan.

                                KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                         December 31, 1998
                                               -

                                                           Approx.
                                                           Normal
                                         Maturity          Monthly          Original           Current          Carrying
                    Interest             Date              Payment           Face               Face            Amount at
PIMs (a)            Rate (b)             (j)               (k)              Amount              Amount          12/31/98 (o)
--------            --------           --------           -------           ------              ------          ------------

GNMA

Casa Marina            8.00%          12/15/30             $ 49,000         $  7,099,700        $  6,843,745    $  6,843,745
  Apts.               (d) (f) (h)
Miami, FL

Harbor Club            8.00%          10/15/31               97,000           13,562,000          13,266,253      13,266,253
  Apts.                  (e)
Ann Arbor, MI           (i) (l)

Marina Shores          8.00%           5/15/32              104,000           14,953,717          14,569,846      14,569,846
                                                                              ----------          ----------      ----------
  Apts.
VA Beach, VA            (c) (f) (h)
                                                                              35,615,417          34,679,844      34,679,844
----------               ----------

FNMA

Mill Ponds             7.50%           6/1/00                70,000           10,450,000           9,813,121       9,813,121
  Apts.              (c) (f) (g)                               (n)
Naperville, IL

Royal Palm Pl.         7.00%           4/1/06               111,000           15,978,742          15,128,425      15,128,425
  Apts                 (c) (m)
Kendall, FL                                                    (n)

Windsor Court          7.25%          10/1/99                77,000           11,700,000          10,876,051      10,876,051
                                                                            ------------         -----------     -----------
   Apts.              (c) (e) (g)                              (n)
Indianapolis,
IN
                                                                              38,128,742          35,817,597      35,817,597

Total                                                                       $ 73,744,159         $70,497,441     $70,497,441


                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                          December 31, 1998
                                               -

        (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), or an MBS issued or guaranteed by the Government National Mortgage Association ("GNMA") and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

        (b) Represents the permanent interest rate of the GNMA or Fannie Mae MBS. The Partnership may also receive additional interest, consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

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

        (j) The Partnership's GNMA MBS have call provisions, which allow the Partnership to accelerate their respective maturity date.

        (k) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS. The normal monthly payment consisting of principal and interest for Fannie Mae MBS is payable at level amounts based on a 35 year amortization and all remaining unpaid principal and accrued interest is due at the end of year ten. The GNMA MBS and Fannie Mae MBS may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.

                                              Continued

                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                       December 31, 1998
                                            -

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

        (m) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will also receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next two years.

        (n) The approximate principal balance due at maturity for each PIM, listed below, is as follows:

                          PIM                                     Amount
                      -----------                                ------
                 Mill Ponds Apartments                           $ 9,655,000
                 Royal Palm Place Apartment                      $14,766,010
                 Windsor Court Apartments                        $10,767,000

        (o) The aggregate cost of PIMs for federal income tax purposes is $70,497,441.

                 A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1998 is as follows:

                                                        1998                  1997                      1996
                                                        ----                  ----                      ----

  Balance at beginning of period                       $104,165,895          $139,380,751               $151,465,652

  Deductions during period:
   Principal collections                                (33,668,454)          (35,214,856)               (12,084,901)
                                                        -----------          ------------               ------------

  Balance at end of period                             $ 70,497,441          $104,165,895               $139,380,751
                                                       ============          ============               ============