Form 10-Q
period 1999-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1999-05-14
CIK 832091

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999

                                    OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


                 Commission file number          0-17691

               Krupp Insured Plus-III Limited Partnership

        Massachusetts                                     04-3007489

(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

-------------------------------------------------------------------------------

One Beacon Street, Boston, Massachusetts                     02108
(Address   of  principal executive offices)                (Zip Code)




               (617) 523-0066
 (Registrant's telephone number, including area code)


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

                             BALANCE SHEETS


                                 ASSETS

                                                                             March 31,           December 31,
                                                                               1999                  1998
Participating Insured Mortgages
 ("PIMs")(Note 2)                                                           $ 59,362,179         $ 70,497,441
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Note 3)                                                    14,931,243           15,598,230

           Total mortgage investments                                         74,293,422           86,095,671

Cash and cash equivalents                                                      6,548,451            6,845,229
Interest receivable and other assets                                             505,038              588,019
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $3,666,507 and
 $4,339,027, respectively                                                      1,116,815             1,300,234
Prepaid participation servicing fees, net of
 accumulated amortization of $1,094,465 and
 $1,317,338, respectively                                                        410,742               471,528

           Total assets                                                     $ 82,874,468          $ 95,300,681


           LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                                 $    304,556          $    161,439

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                            82,439,694            94,969,742

  General Partners                                                              (178,207)             (157,989)

  Accumulated comprehensive income                                               308,425               327,489

           Total Partners' equity                                             82,569,912            95,139,242

           Total liabilities and Partners' equity                           $ 82,874,468          $ 95,300,681


                                         The accompanying notes are an integral
                                            part of the financial statements.


                KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                            For the Three Months
                                                                                Ended March 31,

                                                                             1999                   1998
Revenues:
   Interest income - PIMs:
     Basic interest                                                      $     1,156,883           $ 1,708,460
     Participation income                                                          -                    455,505
   Interest income - MBS                                                         288,604               549,735
   Interest income - other                                                       126,926               204,486

     Total revenues                                                            1,572,413             2,918,186

Expenses:
   Asset management fee to an affiliate                                          137,312               215,874
   Expense reimbursements to affiliates                                            5,009                33,939
   Amortization of prepaid fees and expenses                                     244,205               813,751
   General and administrative                                                     16,786                44,146

     Total expenses                                                              403,312             1,107,710

Net income                                                                     1,169,101             1,810,476

Comprehensive income:

   Net change in unrealized gain on MBS                                          (19,064)              (25,046)

Total comprehensive income                                                   $ 1,150,037           $ 1,785,430

Allocation of net income (Note 4):

   Limited Partners                                                          $ 1,134,028           $ 1,756,162

   Average net income per Limited Partner
  interest (12,770,261 Limited Partner
    interests outstanding)                                                   $       .09           $       .14

   General Partners                                                          $    35,073           $    54,314


                   The accompanying notes are an integral
                      part of the financial statements.



                  KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS


                                                                                          For the Three Months
                                                                                              Ended March 31,

                                                                                       1999                   1998

Operating activities:
   Net income                                                                       $1,169,101             $1,810,476
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                        244,205                813,751
      Prepayment penalty income                                                           -                  (304,242)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                               82,981                177,284
         Increase (decrease) in liabilities                                            143,117               (145,819)

         Net cash provided by operating activities                                   1,639,404              2,351,450

Investing activities:
  Principal collections on PIMs including prepayment
     penalty income of $304,242 in 1998                                             11,135,262             17,415,151
   Principal collections on MBS                                                        647,923                593,260

         Net cash provided by investing activities                                  11,783,185             18,008,411

Financing activities:
   Quarterly distributions                                                          (2,481,622)            (3,941,380)
   Special distributions                                                           (11,237,745)           (42,269,234)

     Net cash used for financing activities                                        (13,719,367)           (46,210,614)

Net decrease in cash and cash equivalents                                             (296,778)           (25,850,753)

Cash and cash equivalents, beginning of period                                       6,845,229             35,473,221

Cash and cash equivalents, end of period                                            $6,548,451             $9,622,468





                The accompanying notes are an integral
                   part of the financial statements.

              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS


1.      Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1999 and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

     In January 1999, the Partnership received a prepayment of the Windsor Court Apartments PIM in the amount of $10,876,051 representing the outstanding principal balance. In addition to the prepayment, the Partnership received $243,620 of Shared Appreciation Interest and prepayment penalties and $196,828 of Minimum Additional Interest and Shared Income Interest during December 1998. The partnership distributed the capital transaction proceeds from this prepayment to the Limited Partners through a special distribution on February 26, 1999 in the amount of $.88 per limited partner interest.

     At March 31, 1999, the Partnership's PIM portfolio has a fair market value of approximately $61,456,000 and gross unrealized gains of $2,094,000. The PIM portfolio has maturities ranging from 2000 to 2032.

3.      MBS

     At March 31, 1999, the Partnership's MBS portfolio has an amortized cost of $14,622,818 and gross unrealized gains of $308,425. The Partnership's MBS have maturities ranging from 2016 to 2035.

             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

              NOTES TO FINANCIAL STATEMENTS, Continued




4.      Changes in Partners' Equity

A summary of changes in Partners' Equity for the three months ended March 31, 1999 is as follows:

                                                                             Accumulated           Total
                                            Limited           General       Comprehensive         Partners'
                                            Partners          Partners         Income              Equity
   Balance at
   December 31, 1998                       $94,969,742       $(157,989)       $  327,489          $95,139,242

   Net income                                1,134,028          35,073             -                1,169,101

   Special distributions                   (11,237,745)           -                -              (11,237,745)

   Quarterly distributions                  (2,426,331)        (55,291)            -               (2,481,622)

   Change in unrealized
        gain on MBS                              -                -              (19,064)             (19,064)

   Balance at March 31, 1999               $82,439,694       $(178,207)       $  308,425          $82,569,912


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

     The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The General Partners of the Partnership are in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000 ready.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners, and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners. No estimate can be made at this time as to the impact of the readiness of such third parties.

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

     In February 1999, the Partnership paid out $.88 per Limited Partner interest, which represented the principal proceeds and prepayment penalty from the Windsor Court Apartments PIMs.

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

     The Partnership includes in cash and cash equivalents approximately $6.0 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

     The following discussion relates to the operations of the Partnership during the three months ended March 31, 1999 and 1998:

     Net income decreased by $641,000 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease was primarily due to a $552,000 decrease in basic interest on PIMs, a $456,000 decrease in participation income on PIMs and a $261,000 decrease in MBS interest income net of a $570,000 decrease in amortization of prepaid fees and expenses.

     Basic interest on PIMs decreased due to the prepayment of Windsor Court in January 1999 and the prepayment of Sundance, Meredith Square, Fourth Ward Square, Rosewood, Woodbine, and Ironwood during 1998. Participation income on PIMs decreased as the Partnership did not receive any participation income during the first quarter of 1999 but received $456,000 from the payoff of Rosewood in January 1998. MBS interest income decreased due to the payoff of the Brookside multi-family MBS in 1998 along with the on-going receipt of prepayments on the Partnership's single-family MBS. Amortization of prepaid fees and expenses decreased as the Partnership had fully amortized the prepaid fees and expenses related to Fourth Ward Square, Meredith Square and Rosewood during the first quarter of 1998 which increased that period's expense.

     The Partnership funds a portion of its distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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








DATE:   April 23, 1999