Form 10-Q
period 1999-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1999-08-16
CIK 832091

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934


  For the quarterly period ended                 June 30, 1999

                                     OR


  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to



                Commission file number          0-17691


                   Krupp Insured Plus-III Limited Partnership


Massachusetts                                             04-3007489
(State or other jurisdiction                  (IRS employer identification no.)
of incorporation or organization)

One Beacon Street, Boston, Massachusetts                      02108
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

                                         BALANCE SHEETS


                                             ASSETS

                                                                                  June 30,               December 31,
                                                                                    1999                     1998

Participating Insured Mortgages ("PIMs")(Note 2)                          $       59,282,932      $       70,497,441
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Note 3)                                                        14,139,557              15,598,230

           Total mortgage investments                                             73,422,489              86,095,671

Cash and cash equivalents                                                          5,799,430               6,845,229
Interest receivable and other assets                                                 503,748                 588,019
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $3,781,289 and
 $4,339,027, respectively                                                          1,002,033               1,300,234
Prepaid participation servicing fees, net of
 accumulated amortization of $1,132,505 and
 $1,317,338, respectively                                                            372,702                 471,528

Total assets                                                              $       81,100,402      $       95,300,681



                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $            9,132      $          161,439

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                                81,117,480              94,969,742
  General Partners                                                                  (186,458)               (157,989)
  Accumulated comprehensive income                                                   160,248                 327,489

           Total Partners' equity                                                 81,091,270              95,139,242

           Total liabilities and Partners' equity                         $       81,100,402      $       95,300,681


                                         The accompanying notes are an integral
                                            part of the financial statements.



                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                              For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,

                                                        1999                   1998             1999                1998

Revenues:
  Interest income - PIMs:
   Basic interest                               $   1,150,206          $  1,640,321      $    2,307,089       $   3,348,781
   Participation income                                 -                   113,032               -                 568,537
  Interest income - MBS                               274,444               516,559             563,048           1,066,294
  Interest income - other                              74,364               243,968             201,290             448,454

        Total revenues                              1,499,014             2,513,880           3,071,427           5,432,066

Expenses:
  Asset management fee to
   an affiliate                                       137,441               195,069             274,753             410,943
  Expense reimbursements to
   affiliates                                          23,151               (28,124)             28,160               5,815
  Amortization of prepaid
   fees and expenses                                  152,822               644,134             397,027           1,457,885
  General and administrative                           47,337                72,604              64,123             116,750

        Total expenses                                360,751               883,683             764,063           1,991,393

Net income
                                                    1,138,263             1,630,197           2,307,364           3,440,673
Other comprehensive income:
   Net change in unrealized gain
        on MBS                                       (148,177)             (482,632)           (167,241)           (507,678)

Total comprehensive income                     $      990,086         $   1,147,565      $    2,140,123      $    2,932,995


Allocation of net income
 (Note 4):

  Limited Partners                             $    1,104,115         $   1,581,291      $    2,238,143      $    3,337,453

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                 $          .09         $         .12      $          .18      $          .26


  General Partners                             $       34,148         $      48,906      $       69,221      $      103,220





                                          The accompanying notes are an integral
                                             part of the financial statements.


                                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                 STATEMENTS OF CASH FLOWS


                                                                                           For the Six Months
                                                                                             Ended June 30,

                                                                                          1999                 1998

Operating activities:
   Net income                                                                   $      2,307,364          $    3,440,673
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          397,027               1,457,885
        Prepayment premium                                                                 -                    (315,942)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                 84,271                 255,646
         Decrease in liabilities                                                        (152,307)               (154,900)

         Net cash provided by operating activities                                     2,636,355               4,683,362

Investing activities:
   Principal collections on PIMs including prepayment
     premium of  $304,242  in 1998.                                                   11,214,509              24,724,820
       Principal collections on MBS including a prepayment
     premium of $11,700 in 1998                                                        1,291,432              10,775,749

         Net cash provided by investing activities                                    12,505,941              35,500,569

Financing activities:
   Special distributions                                                             (11,237,745)            (47,632,702)
   Quarterly distributions                                                            (4,950,350)             (6,437,313)

         Net cash used for financing activities                                      (16,188,095)            (54,070,015)

Net decrease in cash and cash equivalents                                             (1,045,799)            (13,886,084)

Cash and cash equivalents, beginning of period                                         6,845,229              35,473,221

Cash and cash equivalents, end of period                                        $      5,799,430          $   21,587,137





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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998.

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs

     In January 1999, the Partnership received a prepayment of the Windsor Court Apartments PIM in the amount of $10,876,051 representing the outstanding principal balance. In addition to the prepayment, the Partnership received $243,620 of Shared Appreciation Interest and prepayment premiums and $196,828 of Minimum Additional Interest and Shared Income Interest during December 1998. The Partnership distributed the capital transaction proceeds from this prepayment to the Limited Partners through a special distribution on February 26, 1999 in the amount of $.88 per Limited Partner interest.

     At June 30, 1999, the Partnership's PIM portfolio has a fair value of approximately $60,133,796 and gross unrealized gains and losses of $930,082 and $79,218, respectively. The PIM portfolio has maturities ranging from 2000 to 2032.

3. MBS

     At June 30, 1999, the Partnership's MBS portfolio has an amortized cost of $13,979,309 and gross unrealized gains and losses of $191,492 and $31,244 respectively. The Partnership's MBS have maturities ranging from 2016 to 2035. At June 30, 1999, the Partnership's insured mortgage loan was not delinquent with respect to principal or interest payments.

                            KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

4. Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended June 30, 1999 is as follows:

                                                                                 Accumulated           Total
                                                 Limited          General       Comprehensive         Partners'
                                                 Partners        Partners          Income              Equity
   Balance at
    December 31, 1998                    $      94,969,742     $  (157,989)  $       327,489      $    95,139,242

   Net income                                    2,238,143           69,221            -                2,307,364

   Special distributions                       (11,237,745)          -                 -              (11,237,745)

   Distributions                                (4,852,660)         (97,690)           -               (4,950,350)

   Increase in unrealized
        gain on MBS                               -                     -           (167,241)            (167,241)

   Balance at June 30, 1999               $     81,117,480     $   (186,458)  $      160,248       $   81,091,270


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

     The General Partners of the Partnership surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems that would materially impact its results of operations, liquidity or capital resources. Nevertheless the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact on the Partnership's results of operations, liquidity or capital resources.

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

     The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

     In February 1999, the Partnership paid out $.88 per Limited Partner interest, which represented the principal proceeds, Shared Appreciation Interest and prepayment premium from the Windsor Court Apartment PIM.


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

Assessment of Credit Risk

     The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) and the Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

     The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1999 and 1998:

     Net income decreased by approximately $492,000 and $1,133,000 during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Basic interest declined during the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 due primarily to prepayments of the Sundance, Meredith Square, Fourth Ward Square, Rosewood, Woodbine and Ironwood PIMs in 1998 and the Windsor Court PIM in January 1999. Participation income was higher in 1998 as compared to 1999 due to prepayment premiums of $304,000 and $12,000 from the Rosewood PIM and Brookside MBS prepayments, respectively, and additional interest of $152,000 and $101,000 from the Rosewood and Windsor Court PIMs, respectively. The decrease in interest income on MBS in 1999 versus 1998 was caused by the prepayments of the Regency Park and Brookside MBS in April and June of 1998, respectively, and the on-going principal collections on the single-family MBS. Other interest income decreased in 1999 as compared to 1998 due to significantly lower cash balances available for short-term investing.

     The higher amortization expense in 1998 versus 1999 was caused by fully amortizing the remaining prepaid fees and expenses of the Regency Park MBS and the Rosewood and Sundance PIMs. Asset management fees also decreased due to the prepayments discussed above and will continue to decline as principal collections and any prepayments reduce the Partnership's investments in mortgages.

     The Partnership funds a portion of distributions with MBS and PIM principal collections which reduce the invested assets generating interest income for the Partnership. As invested assets decline so will interest income on MBS, basic interest on PIMs and other interest income.

                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 PART II - OTHER INFORMATION





         Item 1.  Legal Proceedings
                  Response:  None

         Item 2.  Changes in Securities
                  Response:  None

         Item 3.  Defaults upon Senior Securities
                  Response:  None

         Item 4.  Submission of Matters to a Vote of Security Holders
                  Response:  None

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




               Krupp Insured Plus-III Limited Partnership
                               (Registrant)



               BY:    / s / Robert A. Barrows
                      Robert A. Barrows
                      Treasurer and Chief Accounting Officer of
                      Krupp Plus Corporation, a General Partner.








         DATE:    August 5, 1999