Form 10-Q
period 1999-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 1999-11-15
CIK 832091

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)


X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                         September 30, 1999

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

                                     BALANCE SHEETS


                                         ASSETS

                                                                              September 30,           December 31,
                                                                                 1999                    1998

Participating Insured Mortgages ("PIMs")(Note 2)                          $       49,468,630      $       70,497,441
Mortgage-Backed Securities and insured
 mortgages ("MBS")(Note 3)                                                        13,390,582              15,598,230

           Total mortgage investments                                             62,859,212              86,095,671

Cash and cash equivalents                                                          5,455,806               6,845,229
Interest receivable and other assets                                                 430,986                 588,019
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $ 3,187,977 and
 $4,339,027, respectively                                                            830,852               1,300,234
Prepaid participation servicing fees, net of
 accumulated amortization of $ 935,882 and
 $1,317,338, respectively                                                            315,971                 471,528

Total assets                                                              $       69,892,827      $       95,300,681



                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $           13,499      $          161,439

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                                69,961,128              94,969,742
  General Partners                                                                  (179,229)               (157,989)
  Accumulated comprehensive income                                                    97,429                 327,489

           Total Partners' equity                                                 69,879,328              95,139,242

           Total liabilities and Partners' equity                         $       69,892,827      $       95,300,681



                                         The accompanying notes are an integral
                                            part of the financial statements.


                                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                  STATEMENTS OF INCOME



                                                              For the Three Months                   For the Nine Months
                                                              Ended September 30,                    Ended September 30,

                                                        1999                   1998             1999               1998

Revenues:
  Interest income - PIMs:
   Basic interest                               $   1,027,725          $  1,505,670      $    3,334,814       $   4,854,451
   Participation interest                             574,564             1,062,400             574,564           1,630,937
  Interest income - MBS                               259,326               324,693             822,374           1,390,987
  Interest income - other                              99,976               140,906             301,266             589,360

        Total revenues                              1,961,591             3,033,669           5,033,018           8,465,735

Expenses:
  Asset management fee to
   an affiliate                                       125,279               179,354             400,032             590,297
  Expense reimbursements to
   affiliates                                          23,151                19,329              51,311              25,144
  Amortization of prepaid
   fees and expenses                                  227,912               300,479             624,939           1,758,364
  General and administrative                           53,182                42,368             117,305             159,118

        Total expenses                                429,524               541,530           1,193,587           2,532,923

Net income                                          1,532,067             2,492,139           3,839,431           5,932,812

Other comprehensive income:

    Net unrealized gain (loss) on MBS                 (62,819)              158,944            (230,060)          ( 348,734)

Total comprehensive income                     $    1,469,248         $   2,651,083      $    3,609,371      $    5,584,078


Allocation of net income
 (Note 4):

  Limited Partners                             $    1,486,105         $   2,417,376      $    3,724,248      $    5,754,828

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                 $          .11         $         .19      $          .29      $          .45


  General Partners                             $       45,962         $      74,763      $      115,183      $      177,984




                                        The accompanying notes are an integral
                                           part of the financial statements.


                                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                             STATEMENTS OF CASH FLOWS


                                                                                           For the Nine Months
                                                                                           Ended September 30,

                                                                                          1999                 1998

Operating activities:
   Net income                                                                   $      3,839,431          $    5,932,812
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          624,939               1,758,364
        Shared appreciation income and prepayment premiums                              (402,508)             (1,017,166)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                157,033                 321,776
         Decrease in liabilities                                                        (147,940)               (147,739)

         Net cash provided by operating activities                                     4,070,955               6,848,047

Investing activities:
   Principal collections on PIMs including shared appreciation income
    of $402,508  in 1999 and a prepayment premium of $1,005,466 in 1998               21,431,319              29,722,247
   Principal collections on MBS including a prepayment
    premium of $11,700 in 1998                                                         1,977,588              11,903,425

         Net cash provided by investing activities                                    23,408,907              41,625,672

Financing activities:
   Special distributions                                                             (21,453,869)            (63,978,509)
   Quarterly distributions                                                            (7,415,416)             (8,931,520)

         Net cash used for financing activities                                      (28,869,285)            (72,910,029)

Net decrease in cash and cash equivalents                                             (1,389,423)            (24,436,310)

Cash and cash equivalents, beginning of period                                         6,845,229              35,473,221

Cash and cash equivalents, end of period                                        $      5,455,806          $   11,036,911



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

     In  the  opinion  of  the  General  Partners,  the  accompanying  unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998.

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

     In August 1999, the Partnership received a prepayment of the Mill Ponds Apartments PIM in the amount of $9,751,550 representing the outstanding principal balance. In addition to the prepayment, the Partnership received $402,508 of Shared Appreciation income and $172,464 of Minimum Additional and Shared Interest income in July, 1999. The Partnership distributed the capital transaction proceeds from this prepayment to the Limited Partners through a special distribution on September 9, 1999 in the amount of $.80 per limited partner interest.

     At September 30, 1999, the Partnership's PIM portfolio had a fair value of $50,239,414 and gross unrealized gains and losses of $792,965 and $22,181, respectively. The PIM portfolio has maturities ranging from 2000 to 2032.

3.    MBS

     At September 30, 1999, the Partnership's MBS portfolio had an amortized cost of $13,293,153 and gross unrealized gains and losses of $146,454 and $49,025, respectively. The Partnership's MBS have maturities ranging from 2016 to 2035. At September 30, 1999 the Partnership's insured mortgage loan was not delinquent with respect to principal or interest payments.

                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the nine months ended September 30, 1999 is as follows:

                                                                                   Accumulated              Total
                                                 Limited          General         Comprehensive           Partners'
                                                 Partners         Partners           Income                Equity
   Balance at
   December 31, 1998                      $     94,969,742     $   (157,989)      $       327,489       $   95,139,242

   Net income                                    3,724,248          115,183                 -                3,839,431

   Special distributions                       (21,453,869)           -                     -              (21,453,869)

   Distributions                                (7,278,993)        (136,423)                -               (7,415,416)

   Increase in unrealized
        gain on MBS                                  -                -                 (230,060)             (230,060)

   Balance at September 30, 1999          $     69,961,128     $   (179,229)      $       97,429        $   69,879,328


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

Impact of the Year 2000 Issue

     The General Partners have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to further understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

     In this regard, the General Partners, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     The General Partners surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems that would materially impact its results of operations, liquidity or capital resources. Nevertheless the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact on the Partnership's results of operations, liquidity or capital resources.

     To date, the Partnership has incurred $13,851 of costs associated with being Year 2000 ready. The Partnership does not expect to incur any additional Year 2000 readiness costs.

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

     In September 1999, the Partnership paid out $.80 per Limited Partner Interest, which represented the principal proceeds and Shared Appreciation Interest from the Mill Ponds Apartment PIM.

     Royal Palm Place operates under a long-term restructure program. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 7.375% per annum during 1999. Thereafter, the interest rate will range from 7.5% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its share ($181,577) of the scheduled $250,000 principal payment in January 1999.

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

Results of Operations

     The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1999 and 1998:

     Net income decreased by approximately $960,000 and $2,093,000 during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Basic interest declined during the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 due primarily to prepayments of the Sundance, Meredith Square, Fourth Ward Square, Rosewood, Woodbine and Ironwood PIMs in 1998 and the Windsor Court and Mill Ponds PIMs in 1999. Participation income was higher in 1998 as compared to 1999 due to prepayment premiums of $304,000, $376,000, $325,000 and $12,000 from the Rosewood, Woodbine and Ironwood PIMs and the Brookside MBS prepayments, respectively, and additional interest of $152,000, $227,000, $110,000, $25,000 and $101,000 from the Rosewood, Ironwood, Woodbine, Marina Shores, and Windsor Court PIMs, respectively. The decrease in interest income on MBS in 1999 versus 1998 was caused by the prepayments of the Regency Park and Brookside MBS in April and June of 1998, respectively, and the on-going principal collections on the single-family MBS. Other interest income decreased in 1999 as compared to 1998 due to significantly lower cash balances available for short-term investing.

     The higher amortization expense in 1998 versus 1999 was caused by fully amortizing the remaining prepaid fees and expenses associated with the 1998 prepayments mentioned above. Asset management fees also decreased due to the prepayments discussed above and will continue to decline as principal collections and any prepayments reduce the Partnership's investments in mortgages.

     Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline, interest income to the Partnership will decline.

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







DATE:    October 29, 1999