Form 10-K
period 1999-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2000-03-31
CIK 832091

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         December 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

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

The exhibit index is located on pages 10-11.

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

The Partnership's investments in PIMs on multi-family residential properties consist of a MBS (the "insured mortgage") guaranteed as to principal and basic interest and a participation feature that is not insured nor guaranteed. The insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA") or Fannie Mae. PIMs provide the Partnership with monthly payments of principal and interest on the insured mortgage and also provide for Partnership participation in the current revenue stream and in residual value, if any, as a result of a sale or other realization of the underlying property from the participation feature. The borrower conveys the participation rights to the Partnership through a subordinated promissory note and mortgage.

The Partnership also acquired MBS collateralized by single-family or multi-family mortgage loans issued or originated by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal Housing Administration ("FHA"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively. The Department of Housing and Urban Development ("HUD") insures the FHA mortgage loan.
The Partnership must distribute proceeds received from prepayments or other realization of the mortgages to the investors through quarterly or possibly special distributions.

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

The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which cannot be predicted. Such factors include interest rate fluctuations and the credit worthiness of Fannie Mae, HUD and FHLMC. Any ultimate realization of the participation features on PIMs is subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in government regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is now anticipated in the future.

As of December 31, 1999, there were no personnel directly employed by the Partnership.

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

The number of investors holding Units as of December 31, 1999 was approximately 10,400. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

During January 2000, the Partnership made a special distribution of $1.17 per Limited Partner interest from the principal proceeds from the Marina Shores PIM.

During 1999, the Partnership made special distributions consisting primarily of principal proceeds from the Windsor Court and Mill Ponds PIM prepayments.

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

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended
December 31, 1999 and 1998:

                                                          1999                               1998
                                                               Average                               Average
                                                 Amount        Per Unit            Amount            Per Unit

Quarterly Distributions
   Limited Partners                          $   9,705,323     $  .76            $ 11,110,042          $  .87
   General Partners                                177,147                            310,551

                                                 9,882,470                         11,420,593
Special Distributions
   Limited Partners                             21,453,869     $ 1.68              73,811,533          $ 5.78

Total Distributions                          $  31,336,339                       $ 85,232,126

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

                              1999                  1998                    1997                1996              1995

Total revenues             $6,770,135           $10,782,454            $ 18,896,423        $ 15,578,710       $ 15,728,883

Net income                  4,930,576             7,713,323              14,893,523          12,021,035         12,335,057

Net income allocated
 to:
  Limited Partners          4,782,659             7,481,923              14,446,717          11,660,404         11,965,005
  Average per Unit               .37                .59                        1.13                .91                 .94

  General Partners            147,917               231,400                 446,806             360,631            370,052

Total assets at
 December 31               68,426,507            95,300,681             173,645,460         184,485,334        201,760,285

Distributions to:
  Limited Partners          9,705,323            11,110,042              15,324,194          15,324,193         15,324,192
  Average per Unit               .76                   .87                     1.20               1.20                1.20

  Special                  21,453,869            73,811,533              11,237,742          12,387,057               -
  Average per Unit              1.68                  5.78                      .88                .97                -

  General Partners            177,147               310,551                 373,032             410,687            421,051

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

Starting in 1997 the General Partners conducted an assessment of the Partnership's core internal and external computer information systems to understand the nature and extent of work required to make its systems Year 2000 ready. The Year 2000 readiness issue was concerned with the inability of computerized information systems to accurately calculate, store or use a date after 1999. The General Partners believed that a system failure or miscalculation could cause disruptions of operations.

As  a  result  of  this  concern,  the  General  Partners,  along  with  certain affiliates, upgraded their computer systems including their hardware and software so they would be Year 2000 ready. In addition, the General Partners surveyed the Partnership's material third-party service providers and significant vendors and received assurances that they were Year 2000 ready. The General Partners also developed contingency plans for all of their "mission-critical functions" to insure business continuity. As a result of these efforts and the efforts of third parties, the Year 2000 did not result in any disruption of activities to the Partnership.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $2.4 million each quarter. Funds for the investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. Based on current projections, the General Partners believe the Partnership will need to adjust the current distribution rate beginning with the August 2000 distribution. The General Partners will determine the new rate during the first quarter of 2000.

In December of 1999, the Partnership received a prepayment on the Marina Shores PIM in the amount of $14,491,746 along with $426,321 of Shared Appreciation Interest. A special distribution in the amount of $1.17 per Limited Partner Interest was paid during January 2000.

The Partnership made two special distributions during 1999 as a result of the following PIM prepayments: In February 1999, an $.88 per Unit special distribution was made with the prepayment proceeds in the amount of $10,876,051 from the Windsor Court PIM that was received in January 1999. In September 1999, an $.80 per Unit special distribution was made with the prepayment proceeds in the amount of $9,751,550 from the Mill Ponds PIM that was received during the third quarter of 1999.

The Partnership made six special distributions during 1998 as a result of the following PIM prepayments. In January 1998, a $2.30 per Unit special distribution was made with the prepayment proceeds of the three Paddock Club PIMs that were received during the fourth quarter 1997. In February 1998, a $1.01 per Unit special distribution was made with the prepayment proceeds of Fourth Ward Square and Meredith Square PIMs that were received during January 1998. In April 1998, a $.42 per Unit special distribution was made with the prepayment proceeds of the Rosewood PIM that was received during the first quarter of 1998. During July 1998, a $1.28 special distribution was made with the prepayment proceeds of the Sundance PIM and the Regency and Brookside MBSs. In December, 1998, two special distributions totaling $.77 per Unit were made with the prepayment proceeds of the Ironwood and Woodbine PIMs.

In addition to providing guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide additional income through its participation feature in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation interest is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value met certain criteria. During 1999, the Partnership received approximately $172,000 in participation interest from operating cash flow from the Mill Ponds PIM investment. The Partnership also received approximately $829,000 in participation interest related to the sale or refinance value from the Mill Ponds and Marina Shores PIM's.

During 1998, the Partnership received approximately $832,000 in participation interest from operating cash flow from six of its PIM investments: Marina Shores, Mill Ponds, Rosewood, Ironwood, Woodbine and Windsor Court. The Partnership also received approximately $1,261,000 in participation interest related to the sale or refinance value from the Rosewood, Ironwood, Windsor Court and Woodbine PIM's and the Brookside MBS.

The Partnership's only remaining PIM investments are the MBS backed by the first mortgage loans on Casa Marina, Harbor Club and Royal Palm Place. Presently, the General Partner does not expect any of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2000. Casa Marina, located in North Miami, is a forty- year old property where the costs of maintenance, repairs and replacements have escalated as the property has aged. Occupancy generally hovers in the 90% range, and the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements or any participation interest. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. Royal Palm Place operates under a long term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 7.875% per annum during 2000. Thereafter, the interest rate will range from 7.875% to 8.775% per annum through the maturity of the first mortgage in 2006. The Partnership also received its pro rata share of the January 2000, $250,000 principal payment.

During the first five years, owners are prohibited from prepaying the mortgage loans underlying the PIMs. During the second five years, owners may prepay the loans by incurring a prepayment premium. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At December 31, 1999 the Partnership includes in cash and cash equivalents approximately $18.7 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 1999, the Partnerships PIMs, PIMIs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular dividend distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                             2000        2001        2002        2003       2004      Thereafter     Total      Fair
                                                                                                                Value


Interest-sensitive assets:

MBS                       $  1,061    $   855     $   693      $  565     $ 465      $    9,252     $12,892   $12,825
Weighted
Average interest rate         7.59%      7.59%       7.59%       7.59%     7.59%           7.59%       7.59%

PIMs                           320        150         163         177       192          33,927      34,929    35,105
Weighted
Average interest rate         7.95%      8.16%       8.33%       8.34%     8.34%           8.23%       8.22%
Total Interest-
sensitive assets         $   1,381    $ 1,005     $   856      $  742     $ 657      $   43,179     $47,821   $47,930



Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 1999, 1998 and 1997.

                                                                             (Amounts in Thousands)
                                                             1999              1998                 1997
   Interest income on PIMs:
     Basic interest                                       $ 4,210              $6,195              $10,066
     Participation interest                                 1,001               2,093                5,996
   Interest income on MBS                                   1,071               1,695                2,390
   Other interest income                                      488                 800                  444
   Partnership expenses                                      (732)             (1,005)              (1,549)
   Amortization of prepaid  fees
    and expenses                                           (1,107)             (2,065)              (2,453)

        Net income                                        $ 4,931            $  7,713              $14,894


Net income decreased during 1999 as compared to the same period in 1998 due primarily to lower basic interest on PIMs, lower participation interest, lower interest income on MBS and lower other interest income. This was partially offset by a decrease in partnership expenses and amortization.

The significant decrease in basic interest on PIMs was caused by the prepayments of the Windsor Court and Mill Ponds Apartment PIMs in 1999 and the prepayments of the Sundance, Rosewood, Woodbine and Ironwood Apartment PIMs in 1998. The decrease in participation interest was primarily a result of the Partnership receiving a lower level of participation interest and shared interest income from PIM prepayments occurring during the twelve month period ending December 31, 1999 as compared to the same period in 1998. The decrease in MBS interest income was primarily due to the prepayment of the Brookside and Regency Park MBS in 1998. The decrease in other interest income was due to the Partnership having lower average short-term investment balances during the twelve months ended December 31, 1999 when compared to the corresponding period in 1998.

The decrease in partnership expenses was primarily due to lower asset management fees which were a result of the reduction in the asset base occurring from the prepayments mentioned above. The decrease in amortization for 1999 as compared to the same period in 1998 was a result of the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1998 exceeding the amount that was fully amortized associated with the PIMs that were prepaid in 1999.

Net income decreased during 1998 as compared to the same period in 1997 due primarily to lower basic interest on PIMs, lower participation interest and lower interest income on MBS. This was partially offset by increases in other interest income and a decrease in partnership expenses and amortization.

The significant decrease in basic interest on PIMs was caused by the prepayments of the Sundance, Meredith Square, Fourth Ward Square, Rosewood, Woodbine and Ironwood Apartment PIMs in 1998, and the three Paddock and two Paces PIMs that occurred in 1997. The decrease in participation interest was primarily a result of the Partnership receiving a lower level of participation interest and shared income interest income from PIM prepayments occuring during the twelve month period ending December 31, 1998 as compared to the same period in 1997. The decrease in MBS interest income was primarily due to the prepayment of the Brookside and Regency Park MBS.

The increase in other interest income was due to the Partnership having higher average short-term investment balances during the twelve months ended December 31, 1998 when compared to the corresponding period in 1997. The decrease in partnership expenses was primarily due to lower asset management fees which were a result of the reduction in the asset base occurring from the prepayments mentioned above. The decrease in amortization for 1998 as compared to the same period in 1997 was a result of the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1997 exceeding the amount that was fully amortized associated with the PIMs that were prepaid in 1998.

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


                                 Position with
Name and Age                     Krupp Plus Corporation

Douglas Krupp (53)               President, Co-Chairman of the Board and Director
George Krupp (55)                Co-Chairman of the Board and Director
Peter F. Donovan (46)            Senior Vice President
Ronald Halpern (58)              Senior Vice President
Carol J. C. Mills (50)           Vice President
Robert A. Barrows (42)           Vice President and Treasurer

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

George Krupp (age 55) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest servicer of commercial mortgage loans in the United States with a servicing and asset management portfolio of $7.2 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

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

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $7.2 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.      EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,261 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(b)    Exhibits:

       Number and Description
       Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

          (4.1)Agreement  of  Limited  Partnership  dated  as of June  22,  1988
               [Exhibit A included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

          (4.2)Subscription  Agreement  whereby a subscriber  agrees to purchase
               Units and  adopts  the  provisions  of the  Agreement  of Limited
               Partnership [Exhibit D included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

          (4.3)Copy  of  First  Amended  and  Restated  Certificate  of  Limited
               Partnership filed with the Massachusetts Secretary of State on June 22, 1988. [Exhibit 4.4 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

       (10)    Material Contracts:

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

          (10.4)  Subordinated   Multifamily  Mortgage  (including  Subordinated
               Promissory Note) dated June 29, 1989 between Beaux Gardens Associates, LTD., a Florida limited partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

          (10.5)  Participation  Agreement  dated July 31,  1989  between  Krupp
               Insured Plus-II Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989 (File No. 0-17691)].*

        Harbor Club Apartments

          (10.6)  Prospectus  for  GNMA  Pool  No.  259237(CS)  and  259238(PN).
               [Exhibit 19.3 to Registrants's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

          (10.7)  Subordinated   Multifamily  Mortgage  (including  Subordinated
               Promissory Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

        Royal Palm Place

          (10.8)  Prospectus  for FNMA  Pool No.  MB-109057.  [Exhibit  10.45 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

          (10.9) Subordinated  Multifamily Mortgage dated March 20, 1991 between
               Royal Palm Place, Ltd., a Florida Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*
          (10.10)  Modification  Agreement  dated March 20, 1991,  between Royal
               Palm Place, Ltd., and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

          (10.11)  Participation  Agreement  dated March 20, 1991 by and between
               Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17691)].*

          (10.12) Amended and Restated Subordinated Promissory Note by and between Royal Palm, Ltd. and Krupp Insured Plus-III Limited Partnership.[Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

   * Incorporated by reference

(c)  Reports on Form 8-K

During the last quarter of the year ended December 31, 1999, the Partnership did not file any reports on Form 8-K.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000

                  KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

By:    Krupp Plus Corporation,
       a General Partner



By:     /s/ Douglas Krupp
       Douglas Krupp, President, Co-Chairman (Principal Executive Officer)and Director of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2000.


     Signatures                       Title(s)


 /s/ Douglas Krupp      President, Co-Chairman (Principal Executive Officer),
 Douglas Krupp          and Director of Krupp Plus Corporation, a General Partner



 /s/ George Krupp       Co-Chairman (Principal Executive Officer) and Director
 George Krupp           of Krupp Plus Corporation, a General Partner.


 /s/ Peter F. Donovan   Senior Vice President of Krupp Plus Corporation,
 Peter F. Donovan       a General Partner



 /s/ Robert A. Barrows  Treasurer and Chief Accounting Officer of Krupp Plus
 Robert A. Barrows      Corporation, a General Partner.

                                APPENDIX A

                KRUPP INSURED PLUS-III LIMITED PARTNERSHIP







                     FINANCIAL STATEMENTS AND SCHEDULE
                             ITEM 8 of FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1999

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                            F-3

Balance Sheets at
December 31, 1999 and 1998                                                   F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 1999, 1998 and 1997                                             F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                             F-6

Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                             F-7

Notes to Financial Statements                                         F-8 - F-14

Schedule IV - Mortgage Loans on Real Estate                          F-15 - F-16




All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS







To the Partners of
Krupp Insured Plus-III Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of partners' equity and of cash flows, and
Schedule IV, present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



                                                     PricewaterhouseCoopers LLP


Boston, Massachusetts
March 17, 2000



                                      KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                    BALANCE SHEETS

                                              December 31, 1999 and 1998


                                                        ASSETS

                                                                                1999                 1998

      Participating Insured Mortgages ("PIMs")
       (Notes B, C, and H)                                                 $  34,929,389       $   70,497,441
      Mortgage-Backed Securities and insured
       mortgages ("MBS")(Notes B, D and H)                                    12,948,849           15,598,230

               Total mortgage investments                                     47,878,238           86,095,671

      Cash and cash equivalents (Notes B, C and H)                            19,237,377            6,845,229
      Interest receivable and other assets                                       645,696              588,019
      Prepaid acquisition fees and expenses, net of
       accumulated amortization of $2,431,337 and
       $4,339,027, respectively (Note B)                                         490,134            1,300,234
      Prepaid participation servicing fees, net of
       accumulated amortization of $713,125 and
      $1,317,338, respectively (Note B)                                          175,062              471,528

               Total assets                                                $  68,426,507       $   95,300,681



                                             LIABILITIES AND PARTNERS' EQUITY

      Liabilities                                                          $      19,548       $      161,439

      Partners' equity (deficit) (Notes A, C and E):

        Limited Partners                                                      68,593,209           94,969,742
         (12,770,261 Units outstanding)

        General Partners                                                        (187,219)            (157,989)

       Accumulated Comprehensive Income (Note B)                                     969              327,489

               Total Partners' equity                                         68,406,959           95,139,242

               Total liabilities and Partners' equity                      $  68,426,507       $   95,300,681


                                The accompanying notes are an integral
                                   part of the financial statements.

                                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                            For the Years Ended December 31, 1999, 1998 and 1997




                                                                      1999                  1998                 1997
Revenues:(Notes B, C and D)
   Interest income - PIMs:
     Basic interest                                              $  4,209,758          $  6,194,599         $ 10,066,327
     Participation interest                                         1,000,885             2,092,572            5,996,197
   Interest income - MBS                                            1,071,160             1,694,779            2,389,509
   Other Interest income                                              488,332               800,504              444,390

         Total revenues                                             6,770,135            10,782,454           18,896,423

Expenses:
   Asset management fee to an affiliate (Note F)                      508,943               753,279            1,217,413
   Expense reimbursements to affiliates (Note F)                       74,461                44,473              129,348
   Amortization of prepaid fees and expenses (Note B)               1,106,566             2,064,507            2,452,816
   General and administrative                                         149,589               206,872              203,323

         Total expenses                                             1,839,559             3,069,131            4,002,900

Net income (Notes E and G)                                          4,930,576             7,713,323           14,893,523

Comprehensive income:

   Net Change in unrealized gain on MBS                              (326,520)             (816,847)           1,049,719

Total Comprehensive Income                                       $  4,604,056            $6,896,476         $ 15,943,242

Allocation of net income (Notes E and G):

   Limited Partners                                              $  4,782,659            $7,481,923         $ 14,446,717

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                        $        .37          $        .59         $       1.13

   General Partners                                              $    147,917          $    231,400         $    446,806





                            The accompanying notes are an integral
                               part of the financial statements.

                              KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                          For the Years Ended December 31, 1999, 1998 and 1997


                                                                                     Accumulated            Total
                                               Limited             General          Comprehensive          Partners'
                                              Partners             Partners            Income               Equity


Balance at December 31, 1996              $  184,524,613         $  (152,612)        $    94,617         $ 184,466,618

Net income                                    14,446,717             446,806               -                14,893,523

Quarterly distributions                      (15,324,194)           (373,032)              -               (15,697,226)

Special distributions                        (11,237,742)              -                   -               (11,237,742)

Change in unrealized gain on MBS                -                    -                 1,049,719             1,049,719

Balance at December 31, 1997                 172,409,394             (78,838)          1,144,336           173,474,892

Net income                                     7,481,923             231,400               -                 7,713,323

Quarterly distributions                      (11,110,042)           (310,551)              -               (11,420,593)

Special distributions                        (73,811,533)              -                   -               (73,811,533)

Change in unrealized gain on MBS                 -                    -                 (816,847)             (816,847)

Balance at December 31, 1998                  94,969,742            (157,989)            327,489            95,139,242

Net income                                     4,782,659             147,917            -                    4,930,576

Quarterly distributions                       (9,705,323)           (177,147)           -                   (9,882,470)

Special distributions                        (21,453,869)            -                  -                  (21,453,869)

Change in unrealized gain on MBS                  -                     -               (326,520)             (326,520)

Balance at December 31, 1999               $  68,593,209         $  (187,219)       $        969        $   68,406,959



                                         The accompanying notes are an integral
                                           part of the financial statements.

                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31, 1999, 1998 and 1997

                                                                              1999                   1998                1997
Operating activities:
   Net income                                                             $ 4,930,576            $ 7,713,323          $14,893,523
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of MBS premium                                            -                      -                      92,322
      Amortization of prepaid fees and expenses                             1,106,566              2,064,507            2,452,816
      Shared Appreciation Interest and prepayment premium                    (828,829)            (1,260,785)          (4,460,075)
      Changes in assets and liabilities:
         Decrease (increase) in interest
          receivable and other assets                                         (57,677)               361,599              284,349
         Increase (decrease) in liabilities                                  (141,891)                (9,129)             151,852

            Net cash provided by operating activities                       5,008,745              8,869,515           13,414,787

Investing activities:
   Principal collections on PIMs including
      Shared Appreciation Interest and prepayment premium
      of $828,829 in 1999, $1,249,085 in 1998, and $4,460,075
      in 1997, respectively                                                36,396,881             34,917,539           39,674,931
   Principal collections on MBS including a
      prepayment premium of $11,700 in 1998                                 2,322,861             12,817,080            4,651,874

            Net cash provided by investing activities                      38,719,742             47,734,619           44,326,805

Financing activities:
     Special distributions                                                (21,453,869)           (73,811,533)         (11,237,742)
     Quarterly distributions                                               (9,882,470)           (11,420,593)         (15,697,226)

             Net cash used for financing activities                       (31,336,339)           (85,232,126)         (26,934,968)

Net (decrease) increase in cash and cash equivalents                       12,392,148            (28,627,992)          30,806,624

Cash and cash equivalents, beginning of  period                            6,845,229              35,473,221            4,666,597

Cash and cash equivalents, end of period                                 $ 19,237,377          $   6,845,229        $  35,473,221






                              The accompanying notes are an integral
                                  part of the financial statements.

                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                           NOTES TO FINANCIAL STATEMENTS


A.    Organization

Krupp Insured Plus-III Limited Partnership (the "Partnership") was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000. The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.
The Partnership commenced the public offering of Units on June 24, 1988 and completed its public offering having sold 12,770,161 Units for $254,686,736 net of purchase volume discounts of $716,484 as of June 22, 1990. In addition, Krupp Depository owns one hundred units.

B.    Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):

MBS

The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Effective January 1, 1998 the Partnership adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130). FAS 130 established standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

The Federal Housing Administration (FHA) insured mortgage is carried at amortized cost. The Partnership holds this loan at amortized cost since it is fully insured by the FHA.

PIMs

The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association (GNMA) or Fannie Mae MBS at amortized cost.

Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA or Fannie Mae MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership

Cash and Cash Equivalents

The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.



                                 Continued

                KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

B.       Significant Accounting Policies, Continued

Prepaid Fees and Expenses

Prepaid fees and expenses consist of prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs.

The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated payoff of the underlying mortgage.

The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the GNMA loan and at closing if a Fannie Mae loan.

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

C.    PIMs

At December 31, 1999 and 1998, the Partnership had investments in three PIMs and six PIMs, respectively. The Partnership's PIMs consist of a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property and a participation interest in the revenue stream and appreciation of the underlying property above specified base levels.

The borrower conveys this participation feature to the Partnership generally through a subordinated multifamily mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and Fannie Mae MBS and HUD insures the first mortgage loan underlying the GNMA MBS. The borrower usually can not prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter. The Partnership may receive interest related to its participation interest in the underlying property, however, this amount is neither insured nor guaranteed.

Generally, the participation features consist of the following: (i) "Minimum Additional Interest" rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month (iii) "Shared Appreciation Interest" ranging from 30% to 35% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively.


                                 Continued

                 KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

C. PIMs, Continued

The total amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable on the maturity date by the underlying borrower usually can not exceed 50% of any increase in value of the property. However, generally any net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest. Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

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

In December of 1999, the Partnership received a prepayment on the Marina Shores PIM in the amount of $14,491,746 along with $426,321 of Shared Appreciation Interest. A special distribution in the amount of $1.17 per Limited Partner Interest was paid during January 2000.

In  August  1999,  the  Partnership  received  a  prepayment  of the Mill  Ponds
Apartments PIM in the amount of $9,751,550 representing the outstanding principal balance. In addition to the prepayment, the Partnership received $402,508 of Shared Appreciation Income and $172,464 of Minimum Additional Interest and Shared Income Interest in July, 1999. The Partnership distributed the capital transaction proceeds from this prepayment to the Limited Partners through a special distribution on September 9, 1999 in the amount of $.80 per limited partner interest.

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

On October 15, 1998, the Partnership received a prepayment of the Ironwood Apartments PIM in the amount of $4,844,256 plus a prepayment premium of $325,000 and Shared Income Interest of $226,507, which was received in September 1998. The Partnership made a special distribution of $.41 per Limited Partner interest from this prepayment on December 2, 1998.

On September 23, 1998 the Partnership received a prepayment of the Woodbine Apartments PIM in the amount of $4,180,266, plus a prepayment premium of $376,224 and Shared Income Interest of $109,939. The Partnership made a special distribution of $.36 per Limited Partner interest from this prepayment on December 4, 1998.

On June 15, 1998, the Partnership received a prepayment of the Sundance Apartments PIM in the amount of $7,187,778. The property had been operating under a modification agreement with the Partnership; consequently no prepayment premium or participation interest was due at the time of the prepayment. The Partnership made a special distribution of $.56 per Limited Partner interest from this prepayment on July 24, 1998.



                                     Continued

                      KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

C.       PIMs, Continued

On February 17, 1998, the Partnership received a prepayment of the Rosewood Apartments PIM in the amount of $5,047,132. In addition, during January 1998 the Partnership received Minimum Additional Interest and Shared Income Interest of $151,263 and a prepayment premium of $304,242. The Partnership made a special distribution of $.42 per Limited Partner interest from this prepayment on April 13, 1998.

In January 1998, the Partnership received proceeds from the Fourth Ward Square and Meredith Square Apartment PIM prepayments in the amounts of $7,067,690 and $4,688,895 respectively. In addition, during December 1997 the Partnership received $397,462 of Minimum Additional Interest and Shared Income Interest earned on property operations for these properties, a $422,001 prepayment premium on Meredith Square and Shared Appreciation Interest of $697,500 on Fourth Ward Square. The Partnership made a special distribution of $1.01 per Limited Partner interest from these prepayments on February 27, 1998.

At December 31, 1999 and 1998 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.


Listed in the chart is a summary of the Partnership's PIM investments at December 31, 1999 and 1998:


                 Aggregate                      Permanent                            Aggregate Outstanding
                 Original         Number         Interest       Maturity              Principal Balance at
Issuer          Principal         of PIMs       Rate Range     Date Range                 December 31,
                                                                                     1999              1998
Fannie Mae    $ 15,978,742          1             7.875%          4/06           $ 14,946,849    $  35,817,597
                   (a)                              (a)


GNMA            20,661,700          2                8%       12/30 -10/31         19,982,540       34,679,844

              $ 36,640,442          3                                            $ 34,929,389    $  70,497,441


          (a) Includes the Partnership's share of the Royal Palm Place PIM, in which the Partnership holds 73% of the $22,000,000 total PIM and an affiliate of the Partnership holds the remaining 27%. During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Fannie Mae mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the Fannie Mae MBS at interest rates ranging from 7.875% to 8.775% per annum through maturity. The Partnership will receive its pro-rata share of the annual principal payment totaling $250,000 due in January, 2000.

The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in two states. The apartment complexes range in size from 162 to 377 units.

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





                                     Continued

                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

D.     MBS, continued

At December 31, 1999, the Partnership's MBS portfolio had an amortized cost of $4,915,630 and unrealized gains and losses of $89,974 and 89,005, respectively. At December 31, 1998, the Partnership's MBS portfolio had an amortized cost of $7,194,406 and unrealized gains of $327,489. At December 31, 1999 and 1998 the Partnership had an insured mortgage loan at an amortized cost of $8,032,250 and $8,076,335, respectively. The MBS portfolio has maturity dates ranging from 2016 to 2035.


                                                                                            Unrealized
                  Maturity Date                              Fair Value                     Gain/(Loss)
                  2001 - 2005                               $     -                       $      -
                  2006 - 2010                                     -                              -
                  2011 - 2035                                 12,824,831                     (123,049)

                              Total                         $ 12,824,831                  $  (123,049)


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


As of December 31, 1999, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                       Corporate                         Accumulated             Total
                                                        Limited          General        Comprehensive          Partners'
                                   Unitholders          Partner          Partners           Income              Equity

Capital contributions              $254,686,736        $  2,000      $      3,000       $     -               $254,691,736

Syndication costs                   (15,834,700)            -                -                 -               (15,834,700)

Quarterly Distributions            (182,391,852)         (1,539)       (4,242,470)             -              (186,635,861)

Special Distributions              (118,889,270)           (931)             -                 -              (118,890,201)

Net income                          131,021,670           1,095         4,052,251              -               135,075,016

Unrealized gain on MBS                   -                 -                -                   969                    969

Total at December 31,
   1999                            $68,592,584         $    625      $   (187,219)      $       969          $  68,406,959


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

G.    Federal Income Taxes

The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1999 federal income tax return is as follows:

             Net income per statement of income                                              $  4,930,576

             Less:  Book to tax difference for amortization
                     of prepaid fees and expenses                                                (533,562)

             Net income for federal income tax purposes                                      $  4,397,014


The allocation of the net income for federal income tax purposes for 1999 is as follows:

                                                                                               Portfolio
                                                                                                  Income

       Unitholders                                                                           $  4,289,934
       Corporate Limited Partner                                                                       34
       General Partners                                                                           107,046
                                                                                             $  4,397,014

During the years ended December 31, 1999, 1998 and 1997 the average per Unit net income to the Unitholders for federal income tax purposes was $.34, $.57 and $1.11, respectively.

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $1,129,000 and $1,336,000 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 1999 and 1998, respectively.

H.     Fair Value Disclosures of Financial Instruments

The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

Cash and cash equivalents

The carrying amount approximates the fair value because of the short maturity of those instruments.


                                   Continued

                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

H.     Fair Value Disclosures of Financial Instruments, continued

MBS

The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS and insured mortgages had gross unrealized gains and losses of approximately $90,000 and $213, 000 at December 31, 1999 and $327,000 and $0 at December 31, 1998

PIMs

There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, because
Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of approximately $176,000 and $1,753,000 at December 31, 1999, and December 31, 1998, respectively.



At December 31, 1999 and 1998, the Partnership estimates the fair values of its financial instruments as follows:

                                                                      (rounded to thousands)
                                                               1999                          1998
                                                        Fair         Carrying         Fair       Carrying
                                                       Value           Value         Value         Value

          Cash and cash equivalents                  $  19,237       $ 19,237        $ 6,845    $    6,845

          MBS and insured mortgages                     12,825         12,949         15,598        15,598

          PIMs                                          35,105         34,929         72,250        70,497

                                                     $  67,167       $ 67,115      $  94,693    $   92,940



                                    KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                    SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                 December 31, 1999
                                                        _


                                                           Approx.
                                                           Normal
                                      Maturity            Monthly           Original            Current               Carrying
                  Interest              Date               Payment             Face                Face                Amount at
PIMs (a)            Rate (b)             (i)                 (j)              Amount              Amount              12/31/99 (m)

GNMA

Casa Marina            8.00%          12/15/30             $ 49,000        $   7,099,700        $  6,798,238          $ 6,798,238
  Apts.            (d) (f) (g)
Miami, FL

Harbor Club            8.00%          10/15/31               95,000           13,562,000          13,184,302           13,184,302
  Apts.              (d) (e)
Ann Arbor, MI          (h)
                                                                              20,661,700          19,982,540           19,982,540
Fannie Mae

Royal Palm Pl.         7.875%          4/1/06                97,000           15,978,742          14,946,849           14,946,849
  Apts               (c) (k)                                  (l)
Kendall, FL

                        Total                                               $ 36,640,442         $34,929,389          $34,929,389


          (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Fannie Mae or an MBS issued and guaranteed by the Government National Mortgage Association ("GNMA") and a subordinated multifamily mortgage with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

          (b) Represents the permanent interest rate of the GNMA or Fannie Mae MBS. The Partnership may also receive additional interest, consisting of (i) Minimum Additional Interest (ii) Shared Income Interest and (iii) Shared Appreciation Interest

          (c) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

          (d) Minimum additional interest is at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.

          (e) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

          (f) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.

          (g) Shared appreciation interest is based on 30% of any increase in the value of the project over the specified base value.

          (h) Shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.

          (i) The Partnership's GNMA MBS have call provisions, which allow the Partnership to accelerate their respective maturity date.

                         KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                    December 31, 1999



          (j) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS. The normal monthly payment consisting of principal and interest for Fannie Mae MBS is payable at level amounts based on a 35 year amortization and all remaining unpaid principal and accrued interest is due at the end of year ten. The GNMA MBS and Fannie Mae MBS may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium after year ten.

          (k) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Fannie Mae mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive its pro-rata share of the annual principal payment totaling $250,000 due in January 2000.

          (l) The approximate principal balance due at maturity for the Royal Palm PIM is $14,946,849

          (m) The aggregate cost of PIMs for federal income tax purposes is $34,929,389.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1999 is as follows:

                                                           1999                 1998                    1997

  Balance at beginning of period                      $  70,497,441          $104,165,895          $139,380,751

  Deductions during period:
   Principal collections                                (35,568,052)          (33,668,454)           (35,214,856)

  Balance at end of period                            $  34,929,389         $  70,497,441          $104,165,895

(Unaudited)   Distributable  Cash  Flow  and  Net  Cash  Proceeds  from  Capital
Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1998 and the period from inception through December 31, 1998. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                                         (Amounts in thousands, except per Unit amounts)

                                                                                                        Inception
                                                                                 Year Ended              Through
                                                                                  12/31/99               12/31/99
  Distributable Cash Flow:
  Income for tax purposes                                                        $  4,397              $   136,206
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid expenses, fees
         and organization costs                                                     1,640                   14,673
    MBS premium amortization                                                        -                           92
    Acquisition expenses paid from offering
         proceeds charged to operations                                             -                          184
    Shared Appreciation Interest/prepayment premiums                                 (829)                  (8,363)
    Gain on sale of MBS                                                             -                         (253)

    Total Distributable Cash Flow ("DCF")                                        $  5,208              $   142,539

  Limited Partners Share of DCF                                                  $  5,052              $   138,263

  Limited Partners Share of DCF per Unit                                         $    .39              $     10.83(c)

  General Partners Share of DCF                                                  $    156              $     4,276

  Net Proceeds from Capital Transactions:
  Principal collections and prepayments
   (including Shared Appreciation Interest
    and prepayment premiums) on PIMs                                             $ 36,397              $   141,926
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                 2,323                   82,937
  Reinvestment of MBS and PIM principal collections                                 -                      (41,960)

  Total Net Proceeds from Capital Transactions                                   $ 38,720              $   182,903

  Cash available for distribution
   (DCF plus proceeds from Capital transactions)                                 $ 43,928              $   325,442

  Distributions:
    Limited Partners(includes special distribution)                              $ 46,100 (a)          $   318,651 (b)

    Limited Partners Average per Unit                                            $   3.61 (a)          $    24.95 (b)(c)

    General Partners                                                             $    156 (a)          $    4,276 (b)

               Total Distributions                                               $ 46,256 (a)          $  322,927 (b)

          (a) Represents all distributions paid in 1999 except the February 1999 distribution and includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (b) Includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (c) Limited Partners average per Unit return of capital as of February 2000 is $14.12 [$24.95 - $10.83] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.