Form 10-Q
period 2000-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2000-05-12
CIK 832091

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            March 31, 2000

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                                    March 31,           December 31,
                                                                                      2000                 1999

Participating Insured Mortgages ("PIMs")(Note 2)                             $     34,713,067        $   34,929,389
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                          12,796,712            12,948,849

           Total mortgage investments                                              47,509,779            47,878,238
Cash and cash equivalents (Note 2)                                                  3,384,201            19,237,377
Interest receivable and other assets                                                  333,662               645,696
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $2,503,636 and
 $2,431,337, respectively                                                             417,835               490,134
Prepaid participation servicing fees, net of
 accumulated amortization of $735,844 and
 $713,125, respectively                                                               152,343               175,062

           Total assets                                                      $     51,797,820        $   68,426,507


                                            LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                                  $         12,858        $       19,548

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                                 51,990,985            68,593,209

  General Partners                                                                   (197,947)             (187,219)

  Accumulated comprehensive income                                                     (8,076)                  969

           Total Partners' equity                                                  51,784,962            68,406,959

           Total liabilities and Partners' equity                            $     51,797,820        $   68,426,507


                               The accompanying notes are an integral
                                  part of the financial statements.



                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                           STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                                    For the Three Months
                                                                                        Ended March 31,

                                                                                 2000                   1999
Revenues:
   Interest income - PIMs:
     Basic interest                                                        $    671,341            $ 1,156,883
   Interest income - MBS                                                        251,014                288,604
   Other Interest income                                                         84,314                126,926

     Total revenues                                                           1,006,669              1,572,413

Expenses:
   Asset management fee to an affiliate                                          88,778                137,312
   Expense reimbursements to affiliates                                          20,672                  5,009
   Amortization of prepaid fees and expenses                                     95,018                244,205
   General and administrative                                                    13,339                 16,786

     Total expenses                                                             217,807                403,312

Net income                                                                      788,862              1,169,101

Comprehensive income:

   Net change in unrealized loss/gain on MBS                                    (9,045)                (19,064)

     Total comprehensive income                                             $   779,817            $ 1,150,037

Allocation of net income (Note 4):

   Limited Partners                                                         $   765,196            $ 1,134,028

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                                   $       .06            $       .09

   General Partners                                                         $    23,666            $    35,073





                               The accompanying notes are an integral
                                  part of the financial statements.



                             KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                                           For the Three Months
                                                                                               Ended March 31,

                                                                                        2000                  1999

Operating activities:
   Net income                                                                     $    788,862          $   1,169,101
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         95,018                244,205
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                              312,034                 82,981
         (Decrease) increase in liabilities                                             (6,690)               143,117

         Net cash provided by operating activities                                   1,189,224              1,639,404

Investing activities:
  Principal collections on PIMs                                                        216,322             11,135,262
   Principal collections on MBS                                                        143,092                647,923

         Net cash provided by investing activities                                     359,414            11,783,185

Financing activities:
   Quarterly distributions                                                          (2,460,725)            (2,481,622)
   Special distributions                                                           (14,941,089)           (11,237,745)

     Net cash used for financing activities                                        (17,401,814)           (13,719,367)

Net decrease in cash and cash equivalents                                          (15,853,176)              (296,778)

Cash and cash equivalents, beginning of period                                      19,237,377              6,845,229

Cash and cash equivalents, end of period                                          $  3,384,201          $   6,548,451

Non cash activities:
Decrease in Fair Value of MBS                                                     $     (9,045)         $     (19,064)




                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS


1.      Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

On January 11, 2000, the Partnership paid a special distribution of $1.17 per Limited Partner interest representing principal proceeds and Shared Appreciation Interest received of $14,491,746 and $426,321, respectively from the Marina Shores Apartments PIM payoff in December of 1999.

At March 31, 2000, the Partnership?s PIM portfolio has a fair market value of approximately $34,814,000 and gross unrealized gains of approximately $101,000. The PIM portfolio has maturities ranging from 2006 to 2031.

3.      MBS

At March 31, 2000, the Partnership's MBS portfolio has an amortized cost of $4,784,478 and gross unrealized gains and losses of $78,173, and $86,249, respectively. At March 31, 2000, the Partnership's insured mortgage loan has an amortized cost of $8,020,310. The portfolio has maturities ranging from 2016 to 2035.

4.      Changes in Partners' Equity

A summary of changes in Partners' Equity for the three months ended March 31, 2000 is as follows:

                                                                                   Accumulated            Total
                                                Limited           General         Comprehensive          Partners'
                                                Partners         Partners             Income              Equity

   Balance at December 31, 1999            $  68,593,209       $   (187,219)        $        969        $   68,406,959

   Net income                                    765,196             23,666                -                   788,862

   Special distributions                     (14,941,089)              -                   -               (14,941,089)

   Quarterly distributions                    (2,426,331)           (34,394)               -                (2,460,725)

   Change in unrealized gain on MBS               -                   -                   (9,045)               (9,045)

   Balance at March 31, 2000               $  51,990,985       $   (197,947)        $     (8,076)       $   51,784,962


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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $2.4 million each quarter. Funds for the investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. Based on current projections, the General Partners believe the Partnership will need to adjust the current distribution rate beginning with the August 2000 distribution. The General Partners will determine the new rate during the second quarter of 2000.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide additional income through its participation feature in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

On January 11, 2000, the Partnership paid a special distribution of $1.17 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest in the amounts of $14,491,746 and $426,321, respectively from the Marina Shores Apartments PIM payoff in December of 1999.

The Partnership's only remaining PIM investments are the MBS backed by the first mortgage loans on Casa Marina, Harbor Club and Royal Palm Place. Presently, the General Partners do not expect any of these properties to pay the Partnership any participation interest during 2000. Casa Marina, located in North Miami, is a forty- year old property where the costs of maintenance, repairs and replacements have escalated as the property has aged. Occupancy generally hovers in the 90% range, and the property generates sufficient cash flow for adequate maintenance but not enough to provide for major capital improvements or any participation interest. The Borrower has informed the Partnership that the property will be marketed for sale during 2000. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. Royal Palm Place operates under a long-term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 7.875% per annum during 2000. Thereafter, the interest rate will range from 7.875% to 8.775% per annum through the maturity of the first mortgage in 2006. The Partnership also received its pro rata share of the January 2000, $250,000 principal payment.

During the first five years, borrowers are prohibited from prepaying the mortgage loans underlying the PIMs. During the second five years, borrowers may prepay the loans by incurring a prepayment premium. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2000 and 1999.

Net income decreased by approximately $380,000 during the three months ended March 31, 2000 as compared to the same period ending 1999, due primarily to lower basic interest on PIMs, lower interest income on MBS and lower other interest income in the amounts of approximately $486,000, $38,000 and $43,000, respectively. This was partially offset by decreases in amortization and partnership expenses of approximately $149,000 and $36,000 respectively.

The significant decrease in basic interest on PIMs was caused by the prepayments of the Marina Shores, Windsor Court and Mill Ponds Apartment PIMs in 1999. The decrease in MBS interest income was due to the on-going prepayment of the Partnership's single-family MBS. The decrease in other interest income was due to the Partnership having lower average short-term investment balances during the three months ended March 31, 2000 when compared to the corresponding period in 1999.

The decrease in amortization for the first three months in 2000 as compared to the same period in 1999 was a result of the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1999. The decrease in partnership expenses was primarily due to lower asset management fees which was due to a reduction of the asset base occurring from the prepayments mentioned above.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At March 31, 2000 the Partnership includes in cash and cash equivalents approximately $3.0 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

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








DATE:   April 28, 2000