Form 10-Q
period 2000-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2000-08-03
CIK 832091

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 2000

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

                                       BALANCE SHEETS


                                           ASSETS

                                                                               June 30,               December 31,
                                                                                 2000                     1999

Participating Insured Mortgages ("PIMs")(Note 2)                          $       34,678,835      $       34,929,389
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         12,621,617              12,948,849

           Total mortgage investments                                             47,300,452              47,878,238

Cash and cash equivalents                                                          2,033,605              19,237,377
Interest receivable and other assets                                                 241,186                 645,696
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $2,575,935 and
 $2,431,337, respectively                                                            345,536                 490,134
Prepaid participation servicing fees, net of
 accumulated amortization of $758,562 and
 $713,125, respectively                                                              129,625                 175,062

Total assets                                                              $       50,050,404      $       68,426,507



                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $            9,774      $           19,548

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                                50,261,990              68,593,209
  General Partners                                                                  (202,896)               (187,219)
  Accumulated comprehensive (loss) income                                            (18,464)                    969

           Total Partners' equity                                                 50,040,630              68,406,959

           Total liabilities and Partners' equity                         $       50,050,404      $       68,426,507





                         The accompanying notes are an integral
                            part of the financial statements.

                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                           For the Three Months                    For the Six Months
                                                              Ended June 30,                        Ended June 30,

                                                        2000                1999                2000                1999

Revenues:
  Interest income - PIMs:
   Basic interest                               $     726,216          $  1,150,206      $    1,397,557       $   2,307,089
  Interest income - MBS                               241,402               274,444             492,416             563,048
  Other interest income                                41,116                74,364             125,430             201,290

        Total revenues                              1,008,734             1,499,014           2,015,403           3,071,427

Expenses:
  Asset management fee to
   an affiliate                                        88,408               137,441             177,186             274,753
  Expense reimbursements to
   affiliates                                          25,686                23,151              46,358              28,160
  Amortization of prepaid
   fees and expenses                                   95,017               152,822             190,035             397,027
  General and administrative                           80,720                47,337              94,059              64,123

        Total expenses                                289,831               360,751             507,638             764,063

Net income
                                                      718,903             1,138,263           1,507,765           2,307,364
Other comprehensive income:

   Net change in unrealized loss
        on MBS                                        (10,388)             (148,177)            (19,433)           (167,241)

Total comprehensive income                     $      708,515         $     990,086      $    1,488,332      $    2,140,123


Allocation of net income(Note 4):

  Limited Partners                             $      697,336         $   1,104,115      $    1,462,532      $    2,238,143

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                 $          .05         $         .09      $          .11      $          .18


  General Partners                             $       21,567         $      34,148      $       45,233      $       69,221








                        The accompanying notes are an integral
                           part of the financial statements.


                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 STATEMENTS OF CASH FLOWS


                                                                                             For the Six Months
                                                                                                Ended June 30,

                                                                                          2000                 1999

Operating activities:
   Net income                                                                   $      1,507,765          $    2,307,364
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          190,035                 397,027
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                404,510                  84,271
         Decrease in liabilities                                                          (9,774)               (152,307)

         Net cash provided by operating activities                                     2,092,536               2,636,355

Investing activities:
   Principal collections on PIMs                                                         250,554              11,214,509
       Principal collections on MBS                                                      307,799               1,291,432

         Net cash provided by investing activities                                       558,353              12,505,941

Financing activities:
   Special distributions                                                             (14,941,089)            (11,237,745)
   Quarterly distributions                                                            (4,913,572)             (4,950,350)

         Net cash used for financing activities                                      (19,854,661)            (16,188,095)

Net decrease in cash and cash equivalents                                            (17,203,772)             (1,045,799)

Cash and cash equivalents, beginning of period                                        19,237,377               6,845,229

Cash and cash equivalents, end of period                                        $      2,033,605          $    5,799,430

Non cash activities:
  Decrease in Fair Value of MBS                                                 $        (19,433)         $     (167,241)






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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2000, its results of operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       PIMs

On January 11, 2000, the Partnership paid a special distribution of $1.17 per Limited Partner interest representing principal proceeds and Shared Appreciation Interest received of $14,491,746 and $426,321, respectively from the Marina Shores Apartments PIM payoff in December of 1999.

At June 30, 2000, the Partnership's PIM portfolio has a fair market value of $34,711,348 and gross unrealized gains and losses of $49,787 and $17,274, respectively. The PIM portfolio has maturities ranging from 2006 to 2031.

3.       MBS

At June 30, 2000, the Partnership's MBS portfolio has an amortized cost of $4,631,535 and gross unrealized gains and losses of $64,711 and $83,175, respectively. At June 30, 2000, the Partnership's insured mortgage loan has an amortized cost of $8,008,546. The portfolio has maturities ranging from 2016 to 2035.


4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended
         June 30, 2000 is as follows:

                                                                                    Accumulated              Total
                                                 Limited          General          Comprehensive            Partners'
                                                 Partners         Partners         Income (loss)             Equity

   Balance at December 31, 1999           $     68,593,209     $   (187,219)       $         969        $   68,406,959

   Net income                                    1,462,532           45,233                  -               1,507,765

   Special distributions                       (14,941,089)             -                    -             (14,941,089)

   Quarterly distributions                      (4,852,662)         (60,910)                 -              (4,913,572)

   Change in unrealized
    loss on MBS                                        -                -                (19,433)              (19,433)

   Balance at June 30, 2000               $     50,261,990     $   (202,896)      $      (18,464)       $   50,040,630


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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $1.0 million each quarter. Funds for the investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. Based on current projections, the General Partners determined that the Partnership needs to adjust the current quarterly distribution rate beginning with the August 2000 distribution from $.19 per Limited Partner interest to $.08 per Limited Partner interest.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 2000 and 1999.

Net income decreased by approximately $419,000 during the three months ended June 30, 2000 when compared to the same period in 1999. This was primarily due to the decrease in PIM basic interest which resulted from the payoffs of the Marina Shores and the Mill Ponds PIMs.

Net income decreased by approximately $800,000 during the six months ended June 30, 2000 when compared to the same period in 1999. This was primarily due to the decrease in PIM basic interest which resulted from the payoffs of the Marina Shores, Mill Ponds and Windsor Court PIMs.

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

At June 30, 2000 the Partnership includes in cash and cash equivalents approximately $1.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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






         DATE:    August 5, 2000