Form 10-Q
period 2000-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2000-11-13
CIK 832091

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                            FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 2000

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

                                        BALANCE SHEETS


                                            ASSETS

                                                                              September 30,           December 31,
                                                                                 2000                     1999

Participating Insured Mortgages ("PIMs")(Note 2)                          $       34,643,892      $       34,929,389
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         12,491,465              12,948,849

           Total mortgage investments                                             47,135,357              47,878,238

Cash and cash equivalents                                                          1,964,829              19,237,377
Interest receivable and other assets                                                 237,151                 645,696
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $2,648,234 and
 $2,431,337, respectively                                                            273,237                 490,134
Prepaid participation servicing fees, net of
 accumulated amortization of $781,280 and
 $713,125, respectively                                                              106,907                 175,062

Total assets                                                              $       49,717,481      $       68,426,507



                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $           14,661      $           19,548

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                                49,885,026              68,593,209
  General Partners                                                                  (207,376)               (187,219)
  Accumulated comprehensive income                                                    25,170                     969

           Total Partners' equity                                                 49,702,820              68,406,959

           Total liabilities and Partners' equity                         $       49,717,481      $       68,426,507





                                The accompanying notes are an integral
                                   part of the financial statements.


                               KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                              For the Three Months                   For the Nine Months
                                                               Ended September 30,                    Ended September 30,

                                                        2000                   1999             2000                  1999

Revenues:
  Interest income - PIMs:
   Basic interest                               $     670,005          $  1,027,725      $    2,067,562       $   3,334,814
   Participation interest                              -                    574,564              -                  574,564
  Interest income - MBS                               237,738               259,326             730,154             822,374
  Other interest income                                31,490                99,976             156,920             301,266

        Total revenues                                939,233             1,961,591           2,954,636           5,033,018

Expenses:
  Asset management fee to
   an affiliate                                        89,020               125,279             266,206             400,032
  Expense reimbursements to
   affiliates                                          25,686                23,151              72,044              51,311
  Amortization of prepaid
   fees and expenses                                   95,017               227,912             285,052             624,939
  General and administrative                           64,923                53,182             158,982             117,305

        Total expenses                                274,646               429,524             782,284           1,193,587

Net income
                                                      664,587             1,532,067           2,172,352           3,839,431
Other comprehensive income:

   Net change in unrealized gain
        on MBS                                         43,634               (62,819)             24,201            (230,060)

Total comprehensive income                     $      708,221         $   1,469,248      $    2,196,553      $    3,609,371


Allocation of net income(Note 4):

  Limited Partners                             $      644,649         $   1,486,105      $    2,107,181      $    3,724,248

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                 $          .06         $         .11      $          .17      $          .29


  General Partners                             $       19,938         $      45,962      $       65,171      $      115,183







                           The accompanying notes are an integral
                              part of the financial statements.


                          KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                   STATEMENTS OF CASH FLOWS


                                                                                           For the Nine Months
                                                                                           Ended September 30,

                                                                                          2000                 1999

Operating activities:
   Net income                                                                   $      2,172,352          $    3,839,431
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          285,052                 624,939
      Shared Appreciation Interest                                                         -                    (402,508)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                408,545                 157,033
         Decrease in liabilities                                                          (4,887)               (147,940)

         Net cash provided by operating activities                                     2,861,062               4,070,955

Investing activities:
   Principal collections on PIMs including Shared Appreciation Interest of
    $402,508 in 1999                                                                     285,497              21,431,319
Principal collections on MBS                                                                       481,585               1,977,588

         Net cash provided by investing activities                                       767,082              23,408,907

Financing activities:
   Special distributions                                                             (14,941,089)            (21,453,869)
   Quarterly distributions                                                            (5,959,603)             (7,415,416)

         Net cash used for financing activities                                      (20,900,692)            (28,869,285)

Net decrease in cash and cash equivalents                                            (17,272,548)             (1,389,423)

Cash and cash equivalents, beginning of period                                        19,237,377               6,845,229

Cash and cash equivalents, end of period                                        $      1,964,829          $    5,455,806

Non cash activities:
  Increase (decrease) in Fair Value of MBS                                      $         24,201          $     (230,060)






                       The accompanying notes are an integral
                         part of the financial statements.

                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS


1.       Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.
In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       PIMs

At September 30, 2000, the Partnership's PIM portfolio has a fair market value of $34,804,322 and gross unrealized gains of $160,430 respectively. The PIM portfolio has maturities ranging from 2006 to 2031.

On January 11, 2000, the Partnership paid a special distribution of $1.17 per Limited Partner interest representing principal proceeds and Shared Appreciation Interest received of $14,491,746 and $426,321, respectively from the Marina Shores Apartments PIM payoff in December of 1999.

3.       MBS

At September 30, 2000, the Partnership's MBS portfolio has an amortized cost of $4,469,735 and gross unrealized gains and losses of $73,456 and $48,286, respectively. At September 30, 2000, the Partnership's insured mortgage loan has an amortized cost of $7,996,560. The portfolio has maturities ranging from 2016 to 2035.

4.       Changes in Partners' Equity

A summary of changes in Partners' Equity for the nine months ended September 30, 2000 is as follows:


                                                                                   Accumulated                Total
                                                 Limited          General         Comprehensive              Partners'
                                                 Partners         Partners            Income                  Equity
   Balance at December 31, 1999           $     68,593,209     $   (187,219)       $         969        $   68,406,959

   Net income                                    2,107,181           65,171                  -               2,172,352

   Special distributions                       (14,941,089)             -                    -             (14,941,089)

   Quarterly distributions                      (5,874,275)         (85,328)                 -              (5,959,603)

   Change in unrealized
        gain on MBS                                  -                  -                 24,201                24,201

   Balance at September 30, 2000          $     49,885,026     $   (207,376)      $       25,170        $   49,702,820


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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $1.0 million each quarter. Funds for the investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $.08 per Limited Partner interest per quarter.

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

The Partnership's only remaining PIM investments are the MBS backed by the first mortgage loans on Casa Marina, Harbor Club and Royal Palm Place. Presently, the General Partners do not expect any of these properties to pay the Partnership any participation interest during 2000. Casa Marina, located in North Miami, is a forty-year old property where the costs of maintenance, repairs and replacements have escalated as the property has aged. Occupancy generally hovers in the 90% range, and the property generates sufficient cash flow for adequate maintenance but not enough to provide for major capital improvements or any participation interest. The Borrower informed the Partnership that the property was marketed for sale during 2000 without success. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. Royal Palm Place operates under a long-term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 7.875% per annum during 2000. Thereafter, the interest rate will range from 7.875% to 8.775% per annum through the maturity of the first mortgage in 2006. The Partnership also received its pro rata share of the January 2000, $250,000 principal payment.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 2000 and 1999.

Net Income decreased by $867,000 during the three months ended September 30, 2000, compared to the same period in 1999. The decrease is primarily due to the decrease in PIM Basic and Participation interest which resulted from the payoffs of Marina Shores and Mill Pond PIMs.

Net Income decreased by $ 1,667,000 during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily due to the decrease in PIM Basic and Participation Interest which resulted from the payoffs of Windsor Court and the PIMs mentioned above.

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

At September 30, 2000 the Partnership includes in cash and cash equivalents approximately $1.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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








         DATE:    November 3, 2000