Form 10-K
period 2000-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2001-04-02
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 2000
                         --------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                             ----------------    ------------------

Commission file number                      0-17691
                     --------------------------------------------------------

                   Krupp Insured Plus-III Limited Partnership
             (Exact name of registrant as specified in its charter)

      Massachusetts                                     04-3007489
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation  or  organization)


One Beacon Street, Boston, Massachusetts                   02108
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)  (617) 523-0066
                                                     -----------------

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
Yes   X    No
    -----     -------

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

The exhibit index is located on pages 9-11.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS
------

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

The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which cannot be predicted. Such factors include interest rate fluctuations and the credit worthiness of Fannie Mae, GNMA, HUD and FHLMC. Any ultimate realization of the participation features on PIMs is subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in government regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is now anticipated in the future.

As of December 31, 2000, there were no personnel directly employed by the Partnership.

ITEM 2.  PROPERTIES
------

None.

ITEM 3.  LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None.
                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
------

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2000 was approximately 10,200. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

During January 2000, the Partnership made a special distribution of $1.17 per Limited Partner interest from the principal proceeds from the Marina Shores PIM.

During 1999, the Partnership made special distributions of $1.68 per Limited Partners interest from the principal proceeds, prepayment premiums and Shared Appreciation Interest from the Windsor Court and Mill Ponds PIM prepayments.

The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 2000 and 1999:

                                                           2000                             1999

                                                               Average                              Average
                                                 Amount        Per Unit            Amount           Per Unit
                                             --------------   ----------         ----------        -----------


Quarterly Distributions
   Limited Partners                          $   6,895,888    $    .54          $   9,705,323       $   .76
   General Partners                                108,116                            177,147
                                             -------------                       ------------

                                                 7,004,004                          9,882,470
                                              ------------                       ------------
Special Distributions
   Limited Partners                             14,941,091    $   1.17             21,453,869       $  1.68
                                             -------------                       ------------

Total Distributions                          $  21,945,095                      $  31,336,339
                                             =============                      =============


ITEM 6. SELECTED FINANCIAL DATA
-------

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.



                               2000                 1999                    1998                1997              1996
                               ----                 ----                    ----                ----              ----

Total revenues        $     3,998,335        $    6,770,135           $  10,782,454      $   18,896,423      $  15,578,710

Net income                  2,993,654             4,930,576               7,713,323          14,893,523         12,021,035

Net income allocated to:
  Limited Partners          2,903,844             4,782,659               7,481,923          14,446,717         11,660,404
  Average per Unit               .23                   .37                      .59               1.13              .91

  General Partners             89,810               147,917                 231,400             446,806            360,631

Total assets at
 December 31               49,584,641            68,426,507              95,300,681         173,645,460        184,485,334

Distributions to:
  Limited Partners          6,895,888             9,705,323              11,110,042          15,324,194         15,324,193
  Average per Unit               .54                   .76                   .87                  1.20                1.20

  Special                  14,941,091            21,453,869              73,811,533          11,237,742         12,387,057
  Average per Unit               1.17                  1.68                    5.78                 .88                .97

  General Partners            108,116               177,147                 310,551             373,032            410,687



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------

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

The Partnership made two special distributions during 1999 as a result of the following PIM prepayments: In February 1999, an $.88 per Limited Partner interest special distribution was made with the prepayment proceeds in the amount of $10,876,051 and Shared Appreciation Interest and prepayment premium of $243,620 from the Windsor Court PIM that was received in January 1999. In September 1999, an $.80 per Limited Partner interest special distribution was made with the prepayment proceeds in the amount of $9,751,550 and Shared Appreciation Interest of $402,508 from the Mill Ponds PIM that was received during the third quarter of 1999.

During 1999, the Partnership received approximately $172,000 in participation interest from operating cash flow from the Mill Ponds PIM investment. During 1998, the Partnership received approximately $832,000 in participation interest from operating cash flow from six of its PIM investments: Marina Shores, Mill Ponds, Rosewood, Ironwood, Woodbine and Windsor Court.

The Partnership made six special distributions during 1998 as a result of the following PIM prepayments. In January 1998, a $2.30 per Limited Partner interest special distribution was made with the prepayment proceeds of the three Paddock Club PIMs that were received during the fourth quarter 1997. In February 1998, a $1.01 per Limited Partner interest special distribution was made with the prepayment proceeds of Fourth Ward Square and Meredith Square PIMs that were received during January 1998. In April 1998, a $.42 per Limited Partner interest special distribution was made with the prepayment proceeds of the Rosewood PIM that was received during the first quarter of 1998. During July 1998, a $1.28 per Limited Partner interest special distribution was made with the prepayment proceeds of the Sundance PIM and the Regency and Brookside MBS. In December, 1998, two special distributions totaling $.77 per Limited Partner interest were made with the prepayment proceeds of the Ironwood and Woodbine PIMs.

The Partnership's only remaining PIM investments are the MBS backed by the first mortgage loans on Casa Marina, Harbor Club and Royal Palm Place. Presently, the General Partners do not expect any of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. Casa Marina, located in North Miami, is a forty-year old property where the costs of maintenance, repairs and replacements have escalated as the property has aged. Occupancy generally hovers in the 90% range, and the property generates sufficient cash flow for adequate maintenance but not enough to provide for major capital improvements or any participation interest. The Borrower informed the Partnership that the property was marketed for sale during 2000 without success. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. Royal Palm Place operates under a long term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage in 2006. The Partnership also received its pro rata share of the January 2000, $250,000 principal payment.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At December 31, 2000, the Partnership includes in cash and cash equivalents approximately $1.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2000, the Partnerships PIMs, and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.




                                    Expected maturity dates ($ in thousands)


                    2001        2002        2003        2004           2005       Thereafter      Total        Fair
                                                                                                  Face         Value
                                                                                                  Value


Interest-sensitive assets:

MBS               $     491    $    451    $    416   $     385      $    358    $    10,264    $   12,365  $   12,533
WAIR                   7.52%       7.52%       7.52%       7.52%         7.52%          7.52%

PIMs                    150         163         177         192           209          33,717       34,608      34,769
WAIR                   8.16%       8.33%       8.34%       8.34%         8.23%          8.23%
                  ---------    --------    --------   ---------      --------    -----------    ----------  ----------

Total Interest-
sensitive assets  $     641    $    614    $    593   $     577      $    567    $     43,981   $   46,973  $   47,302
                  =========    ========    ========   =========      ========    ============   ==========  ===========



Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2000, 1999 and 1998.


                                                                      (Amounts in Thousands)
                                                             2000              1999                 1998
                                                             ----              ----                 ----
   Interest income on PIMs:
     Basic interest                                       $ 2,755            $  4,210             $  6,195
     Participation interest                                  -                  1,001                2,093
   Interest income on MBS                                     965               1,071                1,695
   Other interest income                                      278                 488                  800
   Partnership expenses                                      (624)               (732)              (1,005)
   Amortization of prepaid fees
    and expenses                                             (380)             (1,107)              (2,065)
                                                          -------            --------             --------

        Net income                                        $ 2,994            $  4,931             $  7,713
                                                          =======            ========             ========



Net income decreased during 2000 as compared to 1999 due primarily to lower basic and participation interest on PIMs and lower MBS and other interest income net of lower amortization expense. Basic interest on PIMs decreased due to the payoffs of the Windsor Court, Mill Ponds Apartments and Marina Shores PIMs in 1999. Participation income decreased in 2000 as a result of the PIM prepayments mentioned above. MBS income decreased due to the principal collections made on MBS investments. The decrease in other interest income is primarily due to the Partnership having lower average short-term investment balances during the twelve months ended December 31, 2000 when compared to the corresponding period in 1999. Amortization expense decreased due to the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1999.

Net income decreased during 1999 as compared to the same period in 1998 due primarily to lower basic interest on PIMs, lower participation interest, lower interest income on MBS and lower other interest income. This was partially offset by a decrease in partnership expenses and amortization.

The significant decrease in basic interest on PIMs was caused by the prepayments of the Windsor Court and Mill Ponds Apartment PIMs in 1999 and the prepayments of the Sundance, Rosewood, Woodbine and Ironwood Apartment PIMs in 1998. The decrease in participation interest was primarily a result of the Partnership receiving a lower level of participation interest from PIM prepayments occurring during the twelve month period ending December 31, 1999 as compared to the same period in 1998. The decrease in MBS interest income was primarily due to the prepayment of the Brookside and Regency Park MBS in 1998. The decrease in other interest income was due to the Partnership having lower average short-term investment balances during the twelve months ended December 31, 1999 when compared to the corresponding period in 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

See Appendix A to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:


              Name and Age                                Position with
                                                          Krupp Plus Corporation

              Douglas Krupp (54)                          President, Co-Chairman of the Board and Director
              George Krupp (56)                           Co-Chairman of the Board and Director
              Peter F. Donovan (47)                       Senior Vice President
              Ronald Halpern (59)                         Senior Vice President
              Carol J. C. Mills (51)                      Vice President
              Robert A. Barrows (43)                      Vice President and Treasurer


Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 11th largest servicer of commercial mortgage loans in the United States with a servicing and asset management portfolio of $11.5 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

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

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $11.5 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.      EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2000, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,261 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

Information required under this Item is contained in Note F to the Partnership's Financial Statements presented in Appendix A to this report.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

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

(b)    Exhibits:

       Number and Description
       Under Regulation S-K

       The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)    Instruments defining the rights of security holders including indentures:
       ------------------------------------------------------------------------

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

(10)    Material Contracts:
        ------------------

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

(10.6) Prospectus for GNMA Pool No. 259237(CS) and 259238(PN).  [Exhibit 19.3 to
     Registrant's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

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

(c)  Reports on Form 8-K

During the last quarter of the year ended December 31, 2000, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

By: Krupp Plus Corporation,
a General Partner



By: /s/ Douglas Krupp

-------------------------------------------
Douglas Krupp, President, Co-Chairman (Principal Executive Officer) and Director of Krupp Plus Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2001.


     Signatures                                            Title(s)
     ----------                                            --------


 /s/ Douglas Krupp                                  President, Co-Chairman (Principal Executive Officer), and Director of
-----------------------------
Douglas Krupp                                       Krupp Plus Corporation, a General Partner


 /s/ George Krupp                                   Co-Chairman (Principal Executive Officer) and Director of  Krupp Plus
-----------------------------
George Krupp                                        Corporation, a General Partner.


 /s/ Peter F. Donovan                               Senior Vice President of Krupp Plus  Corporation, a General Partner
-----------------------------
Peter F. Donovan


 /s/ Robert A. Barrows                              Treasurer and Chief Accounting Officer of Krupp Plus Corporation,
------------------------------
Robert A. Barrows                                   a General Partner.


                                   APPENDIX A

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants                                                                               F-3

Balance Sheets at December 31, 2000 and 1999                                                                    F-4

Statements of Income and Comprehensive Income for the Years
Ended December 31, 2000, 1999 and 1998                                                                         F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 2000, 1999 and 1998                                                                                F-6

Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998                                                                                                   F-7

Notes to Financial Statements                                                                            F-8 - F-15





All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Partners of
Krupp Insured Plus-III Limited Partnership:

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership (the "Partnership") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Boston, Massachusetts
March 23, 2001

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS



                                                                               2000                 1999
                                                                           -------------       --------------

      Participating Insured Mortgages ("PIMs")
       (Notes B, C, and H)                                                 $  34,608,223       $   34,929,389
      Mortgage-Backed Securities and insured
       mortgage ("MBS")(Notes B, D and H)                                     12,453,025           12,948,849
                                                                           -------------       --------------

               Total mortgage investments                                     47,061,248           47,878,238

      Cash and cash equivalents (Notes B, C and H)                             1,910,212           19,237,377
      Interest receivable and other assets                                       328,054              645,696
      Prepaid acquisition fees and expenses, net of
       accumulated amortization of $2,201,139 and
       $2,431,337, respectively (Note B)                                         200,938              490,134
      Prepaid participation servicing fees, net of
       accumulated amortization of $803,998 and
      $713,125, respectively (Note B)                                             84,189                  175,062
                                                                           -------------       ------------------

               Total assets                                                $  49,584,641       $   68,426,507
                                                                           =============       ==============



                                             LIABILITIES AND PARTNERS' EQUITY

      Liabilities                                                          $      17,650       $       19,548
                                                                           -------------       --------------

      Partners' equity (deficit) (Notes A, C and E):

        Limited Partners                                                      49,660,074           68,593,209
         (12,770,261 Limited Partner interests outstanding)

       General Partners                                                         (205,525)            (187,219)

       Accumulated Comprehensive Income (Note B)                                 112,442                  969
                                                                           -------------       --------------

               Total Partners' equity                                         49,566,991           68,406,959
                                                                           -------------       --------------

               Total liabilities and Partners' equity                      $  49,584,641       $   68,426,507
                                                                           =============       ===============





                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2000, 1999 and 1998






                                                                     2000                  1999                 1998
                                                                 ------------          ------------         -------------
Revenues:(Notes B, C and D) Interest income - PIMs:
     Basic interest                                              $  2,755,352          $  4,209,758         $  6,194,599
     Participation interest                                             -                 1,000,885            2,092,572
   Interest income - MBS                                              964,919             1,071,160            1,694,779
   Other interest income                                              278,064               488,332              800,504
                                                                 ------------          ------------         ------------

         Total revenues                                             3,998,335             6,770,135           10,782,454
                                                                 ------------          ------------         ------------

Expenses:
   Asset management fee to an affiliate (Note F)                      354,888               508,943              753,279
   Expense reimbursements to affiliates (Note F)                       97,729                74,461               44,473
   Amortization of prepaid fees and expenses (Note B)                 380,069             1,106,566            2,064,507
   General and administrative                                         171,995               149,589              206,872
                                                                 ------------          ------------         ------------

         Total expenses                                             1,004,681             1,839,559            3,069,131
                                                                 ------------          ------------         ------------

Net income (Notes E and G)                                          2,993,654             4,930,576            7,713,323

Other comprehensive income:

   Net change in unrealized gain on MBS                               111,473              (326,520)            (816,847)
                                                                 ------------          ------------         ------------

Total comprehensive income                                       $  3,105,127          $  4,604,056         $  6,896,476
                                                                 ============          ============         ============

Allocation of net income (Notes E and G):

   Limited Partners                                              $  2,903,844          $  4,782,659         $  7,481,923
                                                                 ============          ============         ============

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                        $        .23          $        .37         $        .59
                                                                 ============          ============         ============

   General Partners                                              $     89,810          $    147,917         $    231,400
                                                                 ============          ============         ============


                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998



                                                                                     Accumulated             Total
                                               Limited             General         Comprehensive            Partners'
                                                Partners            Partners             Income                Equity
                                            -----------------    --------------     ---------------     --------------------

Balance at December 31, 1997               $ 172,409,394         $   (78,838)       $  1,144,336        $  173,474,892

Net income                                     7,481,923             231,400               -                 7,713,323

Quarterly distributions                      (11,110,042)           (310,551)              -               (11,420,593)

Special distributions                        (73,811,533)              -                   -               (73,811,533)

Change in unrealized gain on MBS                 -                    -                 (816,847)             (816,847)
                                           ------------          -------------      ------------        --------------

Balance at December 31, 1998                  94,969,742            (157,989)            327,489            95,139,242

Net income                                     4,782,659             147,917            -                    4,930,576

Quarterly distributions                       (9,705,323)           (177,147)           -                   (9,882,470)

Special distributions                        (21,453,869)            -                  -                  (21,453,869)

Change in unrealized gain on MBS                  -                     -               (326,520)             (326,520)
                                           -------------         ------------       ------------        --------------

Balance at December 31, 1999                  68,593,209            (187,219)                969            68,406,959

Net income                                     2,903,844              89,810               -                 2,993,654

Quarterly distributions                       (6,895,888)           (108,116)              -                (7,004,004)

Special distributions                        (14,941,091)              -                   -               (14,941,091)

Change in unrealized gain on MBS                   -                   -                 111,473               111,473
                                           -------------         -----------        ------------        --------------

Balance at December 31, 2000               $  49,660,074         $  (205,525)       $    112,442        $   49,566,991
                                           =============         ===========        ============        ==============




                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998




                                                                             2000                  1999                  1998
                                                                         -----------           ------------     -------------------
Operating activities:
   Net income                                                            $ 2,993,654           $  4,930,576         $  7,713,323
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                              380,069              1,106,566            2,064,507
      Shared Appreciation Interest and prepayment premium                     -                    (828,829)          (1,260,785)
      Changes in assets and liabilities:
         Decrease (increase) in interest
          receivable and other assets                                        317,642                (57,677)             361,599
         Decrease in liabilities                                              (1,898)              (141,891)              (9,129)
                                                                         -----------           ------------         ------------ -

            Net cash provided by operating activities                      3,689,467              5,008,745            8,869,515
                                                                         -----------           ------------         ------------

Investing activities:
   Principal  collections on PIMs  including  Shared  Appreciation  Interest and prepayment premium of $828,829 in 1999 and $1,249,085
      in 1998, respectively                                                  321,166             36,396,881           34,917,539
   Principal collections on MBS including a
      prepayment premium of $11,700 in 1998                                  607,297              2,322,861           12,817,080
                                                                        ------------           ------------         ------------

            Net cash provided by investing activities                        928,463             38,719,742           47,734,619
                                                                        ------------           ------------         ------------

Financing activities:
     Special distributions                                               (14,941,091)           (21,453,869)         (73,811,533)
     Quarterly distributions                                              (7,004,004)            (9,882,470)         (11,420,593)
                                                                        ------------           ------------         ------------

             Net cash used for financing activities                      (21,945,095)           (31,336,339)        (85,232,126)
                                                                        ------------           ------------         -----------

Net increase (decrease) in cash and cash equivalents                     (17,327,165)            12,392,148          (28,627,992)

Cash and cash equivalents, beginning of  period                           19,237,377              6,845,229           35,473,221
                                                                        ------------           ------------         ------------

Cash and cash equivalents, end of period                                $  1,910,212           $ 19,237,377         $  6,845,229
                                                                        ============           ============         ============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                             $    111,473           $   (326,520)        $   (816,847)
                                                                        ============           ============         ============



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

      The Partnership commenced the public offering of Limited Partner interests on June 24, 1988 and completed its public offering having sold 12,770,161 Limited Partner interests for $254,686,736 net of purchase volume discounts of $716,484 as of June 22, 1990. In addition, Krupp Depository Corporation owns one hundred Limited Partner interests.

B.    Significant Accounting Policies

      The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):

      Basis of Presentation

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

      The Federal Housing Administration ("FHA") insured mortgage is carried at amortized cost. The Partnership holds this loan at amortized cost since it is fully insured by the FHA.

      PIMs

      The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ("GNMA") or Fannie Mae MBS at amortized cost.

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

      Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

      Income Taxes

      The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

      Estimates and Assumptions

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

C.    PIMs

      At December 31, 2000 and 1999, the Partnership had investments in three PIMs. The Partnership's PIMs consist of a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property and a participation interest in the revenue stream and appreciation of the underlying property above specified base levels.

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

      Generally, the participation features consist of the following: (i) "Minimum Additional Interest" rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) "Shared Appreciation Interest" ranging from 30% to 35% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of net revenue or Surplus Cash as defined by Fannie Mae or HUD, respectively.

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

          On January 11, 2000, the Partnership paid a special distribution of $1.17 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest in the amounts of $14,491,746 and $426,321, respectively received from the Marina Shores Apartments PIM payoff in December of 1999.

          In August 1999, the Partnership received a prepayment of the Mill Ponds Apartments PIM in the amount of $9,751,550 representing the outstanding principal balance. In addition to the prepayment, the Partnership received $402,508 of Shared Appreciation Interest and $172,464 of Minimum Additional Interest and Shared Income Interest in July, 1999. The Partnership distributed the capital transaction proceeds from this prepayment to the Limited Partners through a special distribution on September 9, 1999 in the amount of $.80 per Limited Partner interest.

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

          On September 23, 1998, the Partnership received a prepayment of the Woodbine Apartments PIM in the amount of $4,180,266, plus a prepayment premium of $376,224 and Shared Income Interest of $109,939. The Partnership made a special distribution of $.36 per Limited Partner interest from this prepayment on December 4, 1998.

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





                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

C.       PIMs, continued

          On February 17, 1998, the Partnership received a prepayment of the Rosewood Apartments PIM in the amount of $5,047,132. In addition, during January 1998 the Partnership received Minimum Additional Interest and Shared Income Interest of $151,263 and a prepayment premium of $304,241. The Partnership made a special distribution of $.42 per Limited Partner interest from this prepayment on April 13, 1998.

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

          At December 31, 2000 and 1999 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

          The Partnership's PIMs consist of the following at December 31, 2000 and 1999:


                                                                           Approximate
                  Original                                Maturity           Monthly
                    Face             Interest              Dates             Payment                 Investment Basis at
 PIMs              Amount            Rate (a)               (h)                (i)                       December 31,
 ----              ------           -----------         ----------        ------------         ----------------------------------
                                                                                                     2000              1999
 GNMA
Casa Marina
  Apts.
Miami, FL         $  7,099,700         8.00%               12/15/30            $ 49,000         $   6,748,832      $   6,798,238
                                    (c) (e) (f)
Harbor Club
                                                                                                                   -
  Apts.
Ann Arbor, MI       13,562,000         8.00%               10/15/31              95,000            13,095,330         13,184,302
                 -------------       (c) (d)                                                   --------------      -------------
                                       (g)

                    20,661,700                                                                     19,844,162         19,982,540
                 -------------                                                                 --------------      -------------
Fannie Mae
Royal Palm Pl.
  Apts
Kendall, FL         15,978,742         7.875%               4/1/06               97,000            14,764,061         14,946,849
                 -------------        (b) (j)                                     (k)          --------------      -------------
Total            $  36,640,442                                                                 $   34,608,223      $  34,929,389
                 =============                                                                 ==============      =============


        (a) Represents the permanent interest rate of the GNMA or Fannie Mae MBS. The Partnership may also receive additional interest, consisting of (i) Minimum Additional Interest (ii) Shared Income Interest and (iii) Shared Appreciation Interest

        (b) Minimum Additional Interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

        (c) Minimum Additional Interest is at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.


                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

   C      PIMs, Continued

(d) Shared Income Interest is based on 25% of monthly gross rental income over a specified base amount.

(e) Shared Income Interest is based on 30% of monthly gross rental income over a specified base amount.

(f) Shared Appreciation Interest is based on 30% of any increase in the value of the project over the specified base value.

(g) Shared Appreciation Interest is based on 35% of any increase in the value of the project over the specified base value.

(h)  The  Partnership's   GNMA  MBS  have  call  provisions,   which  allow  the
     Partnership to accelerate their respective maturity date.

(i) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS. The normal monthly payment consists of interest only for the Fannie Mae MBS. The GNMA MBS and Fannie Mae MBS may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium after year ten.

(j) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Fannie Mae MBS and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the Fannie Mae MBS at interest rates ranging from 8.375% to 8.775% per annum through maturity. The total PIM on the underlying property was $22,000,000 of which 27% or $6,021,258 is held by Krupp Insured Plus Limited Partnership, an affiliate of the Partnership.

(k)  The  principal   balance  due  at  maturity  for  the  Royal  Palm  PIM  is
     $14,764,061.

(l)  The aggregate cost of PIMs for federal income tax purposes is $34,608,223.


             A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2000 is as follows:



                                                           2000                  1999                   1998
                                                      ---------------       --------------         ---------------

  Balance at beginning of period                      $    34,929,389       $  70,497,441          $   104,165,895

  Deductions during period:
   Principal collections                                     (321,166)        (35,568,052)             (33,668,454)
                                                      ---------------       -------------          --------------- -

  Balance at end of period                            $    34,608,223       $  34,929,389          $    70,497,441
                                                      ===============       =============          ===============



       The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in two states. The apartment complexes range in size from 162 to 377 units.

D.     MBS
       ---

       On June 19, 1998, the Partnership received a prepayment of the Brookside MBS in the amount of $2,944,531, representing the outstanding principal balance and a prepayment premium of $11,700. On April 24, 1998, the Partnership received a prepayment of the Regency Park MBS in the amount of $6,232,557, representing the outstanding principal balance. The Partnership made


                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

D.     MBS, continued
       ---

       a special distribution of $.72 per Limited Partner interest from these prepayments on July 24, 1998.

       At December 31, 2000, the Partnership's MBS portfolio had an amortized cost of $4,356,235 and unrealized gains and losses of $113,260 and $818, respectively. At December 31, 2000, the Partnership's insured mortgage loan had an amortized cost of $7,984,348 and an unrealized gain of $79,844. At December 31, 1999, the Partnership's MBS portfolio had an amortized cost of $4,915,630 and unrealized gains and losses of $89,974 and $89,005, respectively. At December 31, 1999, the Partnership's insured mortgage loan had an amortized cost of $8,032,250 and an unrealized loss of $124,018. The portfolio has maturity dates ranging from 2016 to 2035.

                                                                                       Unrealized
                  Maturity Date                              Fair Value                   Gain/(Loss)
                 ---------------                            ------------                  ----------
                  2001 - 2005                               $   -                         $    -
                  2006 - 2010                                   -                              -
                  2011 - 2035                                 12,532,869                      192,286
                                                            ------------                  -----------

                     Total                                  $ 12,532,869                  $   192,286
                                                            ============                  ===========

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

       As of December 31, 2000, the following cumulative partner contributions and allocations have been made since inception of the Partnership:


                                                       Corporate                         Accumulated            Total
                                                        Limited          General        Comprehensive          Partners'
                                   Unitholders          Partner          Partners           Income              Equity
                                   -----------         ---------     ----------------  ---------------     ---------------

Capital contributions           $   254,686,736        $   2,000     $      3,000       $     -            $   254,691,736

Syndication costs                   (15,834,700)             -               -                -                (15,834,700)

Quarterly distributions            (189,287,686)          (1,593)      (4,350,586)            -               (193,639,865)

Special distributions              (133,830,244)          (1,048)            -                -               (133,831,292)

Net income                          133,925,491            1,118        4,142,061             -                138,068,670

Unrealized gains on MBS               -                    -                 -             112,442                112,442
                                ---------------       ---------     ------------       -----------        ----------------

Total at December 31, 2000      $    49,659,597       $     477     $   (205,525)      $   112,442        $     49,566,991
                                ===============       =========     ============       ===========        ================



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

      Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to the investors and legal fees and expenses.

G.    Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 2000 federal income tax return is as follows:


             Net income per statement of income                                              $  2,993,654

             Add:   Book to tax difference for amortization
                     of prepaid fees and expenses                                                 173,634
                                                                                             -------------

             Net income for federal income tax purposes                                      $  3,167,288
                                                                                             ============


             The allocation of the net income for federal income tax purposes for 2000 is as follows:


                                                                                               Portfolio
                                                                                                 Income


             Unitholders                                                                     $  3,072,246
             Corporate Limited Partner                                                                 24
             General Partners                                                                      95,018
                                                                                             ------------
                                                                                             $  3,167,288

       During the years ended December 31, 2000, 1999 and 1998 the average per unit net income to the Unitholders for federal income tax purposes was $.24, $.34 and $.57, respectively.

       The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $1,191,000 and $1,129,000 at December 31, 2000 and 1999, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 2000 and 1999, respectively.

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



                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

H.     Fair Value Disclosures of Financial Instruments, Continued
       -----------------------------------------------

       MBS

       The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS and insured mortgages had gross unrealized gains and losses of approximately $193,000 and $1,000 at December 31, 2000 and $90,000 and $213,000 at December 31, 1999.

       PIMs

       As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of approximately $161,000 and $176,000 at December 31, 2000 and December 31, 1999, respectively.



       At December 31, 2000 and 1999, the Partnership estimates the fair values of its financial instruments as follows (amounts rounded to nearest thousand):



                                                               2000                         1999
                                                     -------------------------     -----------------------
                                                        Fair         Carrying         Fair       Carrying
                                                       Value           Value         Value         Value

          Cash and cash equivalents                  $   1,910       $  1,910      $   19,237   $   19,237

          MBS and insured mortgage                      12,533         12,453          12,825       12,949

          PIMs                                          34,769         34,608          35,105       34,929
                                                     ---------       --------      ----------   ----------

                                                     $  49,212       $ 48,971      $   67,167   $   67,115
                                                     =========       ========      ==========   ==========


                      Unaudited Distributable Cash Flow and
                  Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 2000 and the period from inception through December 31, 2000. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                                                                        Inception
                                                                                 Year Ended              Through
                                                                                  12/31/00               12/31/00
                                                                                 ---------             --------------
                                                                         (Amounts in thousands, except per Unit amounts)
  Distributable Cash Flow:
  -----------------------
  Income for tax purposes                                                        $  3,166              $   139,372
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid expenses, fees
         and organization costs                                                       206                   14,879
    MBS premium amortization                                                          -                         92
    Acquisition expenses paid from offering
         proceeds charged to operations                                               -                        184
    Shared Appreciation Interest/prepayment premiums                                  -                     (8,363)
    Gain on sale of MBS                                                               -                       (253)
                                                                                 --------              -----------
    Total Distributable Cash Flow ("DCF")                                        $  3,372              $   145,911
                                                                                 ========              ============

  Limited Partners Share of DCF                                                  $  3,271              $   141,534
                                                                                 ========              ============

  Limited Partners Share of DCF per Unit                                         $   0.25              $       11.08(c)
                                                                                 ========              =============

  General Partners Share of DCF                                                  $    101              $     4,377
                                                                                 ========              ============

  Net Proceeds from Capital Transactions:
  --------------------------------------
  Principal collections and prepayments
   (including Shared Appreciation Interest
    and prepayment premiums) on PIMs                                             $    321              $   142,247
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                   607                   83,544
  Reinvestment of MBS and PIM principal collections                                -                       (41,960)
                                                                                 -------               ----------- -
  Total Net Proceeds from Capital Transactions                                   $    928              $   183,831
                                                                                 ========              ============

  Cash available for distribution
   (DCF plus proceeds from Capital Transactions)                                 $  4,300              $   329,742
                                                                                 ========              ============

  Distributions:
  -------------
    Limited Partners                                                             $  5,491 (a)          $   324,142 (b)
                                                                                 ========              ===========

    Limited Partners Average per Unit                                            $   0.43 (a)          $    25.38 (b)(c)
                                                                                 ========              ==========

    General Partners                                                             $    101 (a)          $     4,377 (b)
                                                                                 ========              ===========

               Total Distributions                                               $  5,592 (a)          $   328,519 (b)
                                                                                 ========              ===========

(a) Represents all distributions paid in 2000 except the January 2000 special distribution and the February 2000 quarterly distribution and includes an estimate of the distribution to be paid in February 2001.
(b) Includes an estimate of the quarterly distribution to be paid in February 2001.
(c) Limited Partners average per Unit return of capital as of February 2001 is $14.30 [$25.38 - $11.08]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.