Form 10-Q
period 2001-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2001-05-15
CIK 832091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            0-17691

Krupp Insured Plus III Limited Partnership

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-3007489
(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts
(Address of principal executive offices)

02108
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

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  March 31,           December 31,
                                                                                    2001                  2000
                                                                             ----------------        ---------------

Participating Insured Mortgages ("PIMs")(Note 2)                             $    34,571,814         $   34,608,223
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                          12,289,376            12,453,025
                                                                             ----------------        --------------

           Total mortgage investments                                              46,861,190            47,061,248

Cash and cash equivalents                                                           1,899,006             1,910,212
Interest receivable and other assets                                                  330,611               328,054
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $2,264,853 and
 $2,201,139, respectively                                                             137,224               200,938
Prepaid participation servicing fees, net of
 accumulated amortization of $651,720 and
 $803,998, respectively                                                                64,340                84,189
                                                                             ----------------        --------------

           Total assets                                                      $     49,292,371        $   49,584,641
                                                                             ================        ==============

                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                  $         5,313         $      17,650
                                                                             ---------------         -------------

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests
      outstanding)                                                                49,379,108             49,660,074

  General Partners                                                                  (210,108)              (205,525)

  Accumulated comprehensive income                                                   118,058                112,442
                                                                             ----------------          ------------

           Total Partners' equity                                                 49,287,058             49,566,991
                                                                             ---------------         --------------

           Total liabilities and Partners' equity                            $    49,292,371         $   49,584,641
                                                                             ===============         ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                           -----------------------------------

                                                                               2001                  2000
                                                                           ------------          -------------
Revenues:
   Interest income - PIMs:
     Basic interest                                                        $    711,672          $     671,341
   Interest income - MBS                                                        232,686                251,014
   Other Interest income                                                         28,558                 84,314
                                                                           ------------          -------------

     Total revenues                                                             972,916              1,006,669
                                                                           ------------          -------------

Expenses:
   Asset management fee to an affiliate                                          86,642                 88,778
   Expense reimbursements to affiliates                                          21,358                 20,672
   Amortization of prepaid fees and expenses                                     83,563                 95,018
   General and administrative                                                    17,799                 13,339
                                                                           ------------          -------------

     Total expenses                                                             209,362                217,807
                                                                           ------------          -------------

Net income                                                                      763,554                788,862

Other Comprehensive income:

   Net change in unrealized loss/gain on MBS                                      5,616                 (9,045)
                                                                           ------------          -------------

     Total comprehensive income                                            $    769,170          $     779,817
                                                                           ============          =============

Allocation of net income (Note 4):

   Limited Partners                                                        $    740,647          $     765,196
                                                                           ============          =============

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                                  $        .06          $         .06
                                                                           ============          =============

   General Partners                                                        $     22,907          $      23,666
                                                                           ============          =============

                                         The accompanying notes are an integral
                                            part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                  -----------------------------------
                                                                                      2001                  2000
                                                                                  ------------           ------------

Operating activities:
   Net income                                                                     $    763,554           $    788,862
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         83,563                 95,018
      Changes in assets and liabilities:
         (Increase) decrease in interest receivable and other assets                    (2,557)               312,034
         Decrease in liabilities                                                       (12,337)                (6,690)
                                                                                  ------------           ------------

         Net cash provided by operating activities                                     832,223              1,189,224
                                                                                  ------------           ------------

Investing activities:
  Principal collections on PIMs                                                         36,409                216,322
   Principal collections on MBS                                                        169,265                143,092
                                                                                  ------------           -------------

         Net cash provided by investing activities                                     205,674                359,414
                                                                                  ------------           ------------

Financing activities:
   Quarterly distributions                                                          (1,049,103)            (2,460,725)
   Special distributions                                                              -                   (14,941,089)
                                                                                  ------------           ------------

     Net cash used for financing activities                                         (1,049,103)           (17,401,814)
                                                                                  ------------           -------------

Net decrease in cash and cash equivalents                                              (11,206)           (15,853,176)

Cash and cash equivalents, beginning of period                                       1,910,212             19,237,377
                                                                                  ------------          -------------

Cash and cash equivalents, end of period                                          $  1,899,006          $   3,384,201
                                                                                  ============          =============

Non cash activities:
Increase (decrease) in Fair Value of MBS                                          $      5,616          $      (9,045)
                                                                                  ============          =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the “General Partners”) of Krupp Insured Plus-III Limited Partnership (the “Partnership”), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership’s Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs

At March 31, 2001, the Partnership’s PIM portfolio has a fair market value of approximately $35,633,510 and gross unrealized gains of approximately $1,061,696. The PIM portfolio has maturities ranging from 2006 to 2031.

3. MBS

At March 31, 2001, the Partnership’s MBS portfolio has an amortized cost of $4,199,412 and gross unrealized gains and losses of $118,717 and $659, respectively. At March 31, 2001, the Partnership’s insured mortgage loan has an amortized cost of $7,971,906. The portfolio has maturities ranging from 2016 to 2035.

4. Changes in Partners' Equity

A  summary of changes in Partners’  Equity  for  the  three  months  ended
March  31,  2001  is  as follows:

                                                                                    Accumulated             Total
                                                Limited           General          Comprehensive           Partners'
                                                Partners         Partners              Income               Equity

   Balance at December 31, 2000            $  49,660,074       $   (205,525)        $    112,442        $   49,566,991

   Net income                                    740,647             22,907                -                   763,554

   Quarterly distributions                    (1,021,613)           (27,490)               -                (1,049,103)

   Change in unrealized gain on MBS               -                   -                    5,616                 5,616
                                           -------------        -----------         ------------        ---------------

   Balance at March 31, 2001               $  49,379,108       $   (210,108)        $    118,058        $   49,287,058
                                           =============       ============         ============        ===============

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
----------------------------------

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $1.0 million each quarter. Funds for investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $.08 per Limited Partner interest per quarter.

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

The Partnership's only remaining PIM investments are backed by the first mortgage loans on Casa Marina, Harbor Club and Royal Palm Place. Presently, the General Partners do not expect any of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgages. Whether the Partnership receives any participation interest as the result of a sale depends on the value of the property as determined by the sale price. Casa Marina, located in North Miami, is a forty-year old property where the costs of maintenance, repairs and replacements have escalated as the property has aged. Occupancy generally hovers in the low 90% range, and the property generates sufficient cash flow for adequate maintenance but not enough to provide for major capital improvements or any participation interest. The Borrower informed the Partnership that the property was marketed for sale during 2000 without success. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. Royal Palm Place operates under a long term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage in 2006.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2001 and 2000.

Net income decreased during 2001 as compared to 2000 due primarily to lower other interest income net of greater basic interest on PIMs. The decrease in other interest income is primarily due to the Partnership having lower average short-term investment balances during the three months ended March 31, 2001 when compared to the corresponding period in 2000. Basic interest on PIMs increased due to an increase in the interest rate on the Royal Palm Place PIM as specified under its long term restructure program.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------

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

At March 31, 2001, the Partnership includes in cash and cash equivalents approximately $1.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2001, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                   Krupp Insured Plus-III Limited Partnership
                                  (Registrant)

                   BY:
                   -----------------------------------------
                   Robert A. Barrows
                   Treasurer and Chief Accounting Officer of
                   Krupp Plus Corporation, a General Partner.

DATE:   April 27, 2001

Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions as defined in Section 17 of the Partnership  Agreement
(on a GAAP basis) and the source of cash  distributions  for the  quarter  ended
March 31, 2001 and the period from inception through March 31, 2001. The General
Partners  provide certain of the information  below to meet  requirements of the
Partnership  Agreement  and  because  they  believe  that  it is an  appropriate supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash Proceeds from Capital  Transactions should not be considered by the reader as a  substitute  to net  income  as an  indicator  of the  Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                                       Inception
                                                                               Quarter Ended            Through
                                                                                  3/31/01               3/31/01
                                                                                 --------              -----------
                                                                       (Amounts in thousands, except per Unit amounts)
  Distributable Cash Flow:
  -----------------------
  Net Income on a GAAP basis                                                     $    764              $   138,806
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid expenses, fees
         and organization costs                                                        84                   16,293
    MBS premium amortization                                                          -                         92
    Acquisition expenses paid from offering
         proceeds charged to operations                                               -                        184
    Shared Appreciation Interest/prepayment premiums                                  -                     (8,363)
    Gain on sale of MBS                                                               -                       (253)
                                                                                 --------              -----------
    Total Distributable Cash Flow ("DCF")                                        $    848              $   146,759
                                                                                 ========              ===========

  Limited Partners Share of DCF                                                  $    822              $   142,356
                                                                                 ========              ===========

  Limited Partners Share of DCF per Unit                                         $    .07              $     11.15(c)
                                                                                 ========              ===========

  General Partners Share of DCF                                                  $     26              $     4,403
                                                                                 ========              ===========

  Net Proceeds from Capital Transactions:
  --------------------------------------
  Principal collections and prepayments
   (including Shared Appreciation Interest
    and prepayment premiums) on PIMs                                             $     36              $   142,283
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                   169                   83,713
  Reinvestment of MBS and PIM principal collections                                -                       (41,960)
                                                                                 -------               -----------
  Total Net Proceeds from Capital Transactions                                   $    205              $   184,036
                                                                                 ========              ===========

  Cash available for distribution
   (DCF plus proceeds from Capital Transactions)                                 $  1,053              $   330,795
                                                                                 ========              ===========

  Distributions:
  -------------
    Limited Partners                                                             $  1,022 (a)          $   325,164 (b)
                                                                                 ========              ===========

    Limited Partners Average per Unit                                            $   .08 (a)           $     25.46 (b)(c)
                                                                                 =======               ===========

    General Partners                                                             $    26 (a)           $     4,403 (b)
                                                                                 =======               ===========
         Total Distributions                                                     $ 1,048 (a)           $   329,567 (b)
                                                                                 =======               ===========

(a)   Represents  all  distributions  paid in 2001 except the  February  2001 quarterly  distribution  and includes an estimate of the
        distribution to be paid in May 2001.
(b)   Includes an estimate of the quarterly distribution to be paid in May 2001.
(c)     Limited Partners average per Unit return of capital as of May 2001 is
        $14.31 [$25.46 - $11.15]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.