Form 10-Q
period 2001-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2001-08-10
CIK 832091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                                     BALANCE SHEETS

                                                         ASSETS

                                                                               June 30,              December 31,
                                                                                 2001                    2000
                                                                          ------------------      ------------------

Participating Insured Mortgages ("PIMs")(Note 2)                          $       27,812,086      $       34,608,223
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         11,920,270              12,453,025
                                                                          ------------------      ------------------

           Total mortgage investments                                             39,732,356              47,061,248

Cash and cash equivalents                                                          8,842,069               1,910,212
Interest receivable and other assets                                                 286,606                 328,054
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $1,136,006 and
 $2,201,139, respectively                                                             97,112                 200,938
Prepaid participation servicing fees, net of
 accumulated amortization of $276,283 and
 $803,998, respectively                                                               52,380                  84,189
                                                                          ------------------      ------------------

Total assets                                                              $       49,010,523      $       49,584,641
                                                                          ==================      ==================

                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $           31,145      $           17,650
                                                                          ------------------      ------------------

Partners' equity (deficit) (Note 4):

  Limited Partners
   (12,770,261 Limited Partner interests outstanding)                             49,081,753              49,660,074

  General Partners                                                                  (212,372)               (205,525)

  Accumulated comprehensive income                                                   109,997                 112,442
                                                                          ------------------      ------------------

           Total Partners' equity                                                 48,979,378              49,566,991
                                                                          ------------------      ------------------

           Total liabilities and Partners' equity                         $       49,010,523      $       49,584,641
                                                                          ==================      ==================

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                        For the Three Months                      For the Six Months
                                                           Ended June 30,                           Ended June 30,
                                                ---------------------------------------------------------------------------
                                                     2001                  2000               2001                2000
                                                -------------          ------------      --------------       -------------

Revenues:
  Interest income - PIMs:
   Basic interest                               $     659,966          $    726,216      $    1,371,638       $   1,397,557
   Participation Interest                              25,000               -                    25,000            -
   Interest income - MBS                              225,173               241,402             457,859             492,416
   Other interest income                               30,340                41,116              58,898             125,430
                                                -------------          ------------      --------------       -------------

        Total revenues                                940,479             1,008,734           1,913,395           2,015,403
                                                -------------          ------------      --------------       -------------

Expenses:
  Asset management fee to an affiliate                 82,829                88,408             169,471             177,186
  Expense reimbursements to affiliates                 24,987                25,686              46,345              46,358
  Amortization of prepaid fees and expenses            52,072                95,017             135,635             190,035
  General and administrative                           33,935                80,720              51,734              94,059
                                               --------------         -------------       -------------      --------------

        Total expenses                                193,823               289,831             403,185             507,638
                                               --------------         -------------      --------------      --------------

Net income                                            746,656               718,903           1,510,210           1,507,765

Other comprehensive income:

   Net change in unrealized gain (loss)
        on MBS                                         (8,061)              (10,388)             (2,445)            (19,433)
                                               --------------          ------------      --------------      --------------

Total comprehensive income                     $      738,595         $     708,515      $    1,507,765      $    1,488,332
                                               ==============         =============      ==============      ==============

Allocation of net income (Note 4):

  Limited Partners                             $      724,257         $     697,336      $    1,464,904      $    1,462,532
                                               ==============         =============      ==============      ==============

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                 $          .05         $         .05      $          .11      $          .11
                                               ==============         =============      ==============      ==============

  General Partners                             $       22,399         $      21,567      $       45,306      $       45,233
                                               ==============         =============      ==============      ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                         For the Six Months
                                                                                            Ended June 30,
                                                                                -----------------------------------------
                                                                                      2001                      2000
                                                                                ----------------          ---------------

Operating activities:
   Net income                                                                   $      1,510,210          $    1,507,765
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          135,635                 190,035
      Shared Appreciation Interest                                                       (15,000)                -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                 41,448                 404,510
         Increase (decrease) in liabilities                                               13,495                  (9,774)
                                                                                ----------------          --------------

         Net cash provided by operating activities                                     1,685,788               2,092,536
                                                                                ----------------          --------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
interest of $15,000 in 2001                                                            6,811,137                 250,554
   Principal collections on MBS                                                          530,310                 307,799
                                                                                ----------------          --------------

         Net cash provided by investing activities                                     7,341,447                 558,353
                                                                                ----------------          --------------

Financing activities:
   Special distributions                                                                 -                   (14,941,089)
   Quarterly distributions                                                            (2,095,378)             (4,913,572)
                                                                                ----------------          --------------

         Net cash used for financing activities                                       (2,095,378)            (19,854,661)
                                                                                ----------------          --------------

Net increase (decrease) in cash and cash equivalents                                   6,931,857             (17,203,772)

Cash and cash equivalents, beginning of period                                         1,910,212              19,237,377
                                                                                ----------------          --------------

Cash and cash equivalents, end of period                                        $      8,842,069          $    2,033,605
                                                                                ================          ==============

Non cash activities:
  Decrease in Fair Value of MBS                                                 $         (2,445)         $      (19,433)
                                                                                ================          ==============

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

In the opinion of the  General  Partners of the  Partnership,  the  accompanying unaudited  financial  statements  reflect all  adjustments  (consisting  of only normal  recurring  accruals)  necessary  to  present  fairly  the  Partnership's financial  position as of June 30, 2001, its results of operations for the three and six  months  ended  June 30,  2001 and 2000 and its cash  flows  for the six months ended June 30, 2001 and 2000.

The results of  operations  for the three and six months ended June 30, 2001 are not  necessarily  indicative  of the results  which may be expected for the full year.  See  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operations included in this report.

2.       PIMs

During June 2001,  the  Partnership  received a payoff of the Casa Marina PIM in the amount of  $6,727,016.  In addition,  the  Partnership  received  $15,000 of
Shared Appreciation Interest and $10,000 of Minimum Additional Interest upon the payoff of the  underlying  mortgage.  On July 18, 2001, the  Partnership  paid a special  distribution  of $.53 per Limited  Partner  interest from the principal proceeds and Shared Appreciation received from Casa Marina.

At June 30, 2001,  the  Partnership's  PIM  portfolio had a fair market value of approximately  $28,750,599 and gross unrealized gains of approximately $938,513.
The PIM portfolio has maturities ranging from 2006 to 2031.

3.       MBS

At June 30, 2001,  the  Partnership's  MBS  portfolio  had an amortized  cost of
$3,851,045  and  gross  unrealized  gains  and  losses  of  $110,242  and  $245, respectively.  At June 30, 2001, the Partnership's  insured mortgage loan had an amortized cost of $7,959,228.  The portfolio has maturities ranging from 2016 to
2035.

4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended
         June 30, 2001 is as follows:

                                                                             Accumulated         Total
                                            Limited            General      Comprehensive      Partners'
                                            Partners           Partners         Income           Equity
                                         -------------       ----------     ------------      --------------       -----------------

Balance at December 31, 2000             $  49,660,074       $ (205,525)    $    112,442      $   49,566,991

Net income                                   1,464,904           45,306            -               1,510,210

Quarterly distributions                     (2,043,225)         (52,153)           -              (2,095,378)

Change in unrealized gain on MBS              -                   -               (2,445)             (2,445)
                                         -------------       ----------      -----------      --------------

Balance at June 30, 2001                 $  49,081,753       $ (212,372)    $    109,997      $   48,979,378
                                         =============       ==========     ============      ==============

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $1.0 million each quarter. Funds for investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the General Partners believe that the Partnership will need to adjust the current distribution rate beginning with the February 2002 distribution. The General Partners will determine the new rate during the third quarter of 2001.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide additional income through their participation features in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

During June 2001, the Partnership received a payoff of the Casa Marina PIM in the amount of $6,727,016. In addition, the Partnership received $15,000 of Shared Appreciation Interest and $10,000 of Minimum Additional Interest upon the payoff of the underlying mortgage. On July 18, 2001, the Partnership paid a special distribution of $.53 per Limited Partner interest from the principal proceeds and Shared Appreciation received from Casa Marina.

The Partnership's only remaining PIM investments are backed by the first mortgage loans on Harbor Club and Royal Palm Place. Presently, the General Partners do not expect either of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgages. Whether the Partnership receives any participation interest as the result of a sale depends on the value of the property as determined by the sale price. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. Royal Palm Place operates under a long term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage in 2006.

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

Results of Operations

Net income increased in the three months ended June 30, 2001 as compared to the same period ending June 30, 2000. This increase was primarily due to reductions in general and administrative expenses and amortization expense. General and administrative expenses were greater during the second quarter of 2000 due to higher processing costs. Amortization expense was higher during this time period due to the prepaid fees and expenses of the Casa Marina and Royal Palm Place PIMs being fully amortized by April 2001. The reductions in expenses were offset by a decrease in basic interest on PIMs due to the Casa Marina PIM payoff.

Net income increased in the six months ended June 30, 2001 as compared to the same period ending June 30, 2000. This increase was primarily due to reductions in general and administrative expenses and amortization expense. General and administrative expenses were greater during the first six months of 2000 due to higher processing costs. Amortization expense was higher during this time period due to the prepaid fees and expenses of the Casa Marina and Royal Palm Place PIMs being fully amortized by April 2001. The reductions in expenses were offset by decreases in basic interest on PIMs, MBS interest income and other interest income. The reduction in basic interest on PIMs is primarily due to the Casa Marina PIM payoff. MBS interest income declined due to ongoing prepayments in the MBS portfolio. Other interest income decreased due to significantly lower average cash balances available for short-term investing in the six month period ended June 30, 2001 versus the same period last year.

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

At June 30, 2001 the Partnership includes in cash and cash equivalents approximately $7.8 million held in a money market fund which invests in securities which are primarily direct obligations of the U.S. Government or securities issued by agencies and instrumentalities of the U.S. Government which may be guaranteed, supported or backed by the credit of the U.S. Government or agencies thereof.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2001, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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
                   -------------------------------------
                   Robert A. Barrows
                   Treasurer and Chief Accounting Officer of
                   Krupp Plus Corporation, a General Partner.

DATE: August 3, 2001

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement
(on a GAAP basis) and the source of cash distributions for the quarter ended
June 30, 2001 and the period from inception through June 30, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                 Six Months            Inception
                                                                                   Ended                Through
                                                                                  6/30/01               6/30/01
                                                                                 --------              -----------
                                                                          (Amounts in thousands, except per Unit amounts)
  Distributable Cash Flow:
  -----------------------
  Net Income on a GAAP basis                                                     $  1,510              $   139,552
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid fees and expenses
         and organization costs                                                       136                   16,345
    MBS premium amortization                                                          -                         92
    Acquisition expenses paid from offering
         proceeds charged to operations                                               -                        184
    Shared Appreciation Interest/prepayment premiums                                  (15)                  (8,378)
    Gain on sale of MBS                                                               -                       (253)
                                                                                 --------              -----------
    Total Distributable Cash Flow ("DCF")                                        $  1,631              $   147,542
                                                                                 ========              ===========

  Limited Partners Share of DCF                                                  $  1,582              $   143,116
                                                                                 ========              ===========

  Limited Partners Share of DCF per Unit                                         $    .13              $     11.21 (c)
                                                                                 ========              ===========

  General Partners Share of DCF                                                  $     49              $     4,426
                                                                                 ========              ===========

  Net Proceeds from Capital Transactions:
  --------------------------------------
Principal collections on PIMs and PIM sale proceeds
   including Shared Appreciation Income/prepayment premiums                      $  6,811              $   149,058
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                   530                   84,074
  Reinvestment of MBS and PIM principal collections                                -                       (41,960)
                                                                                 --------              -----------
  Total Net Proceeds from Capital Transactions                                   $  7,341              $   191,172
                                                                                 ========              ===========

  Cash available for distribution
   (DCF plus proceeds from Capital Transactions)                                 $  8,972              $   338,714
                                                                                 ========              ===========

  Distributions:
  -------------
    Limited Partners                                                             $  8,812 (a)          $   332,954 (b)
                                                                                 ========              ===========

    Limited Partners Average per Unit                                            $    .69 (a)          $     26.07 (b)(c)
                                                                                 ========              ===========
    General Partners                                                             $     49 (a)          $     4,426 (b)
                                                                                 ========              ===========
         Total Distributions                                                     $  8,861 (a)          $   337,380 (b)
                                                                                 ========              ===========

(a)     Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the distribution to be paid in August 2001. Also includes the special distribution of .53 per Limited Partner interest paid in July 2001 as a result of the Casa
         Marina PIM payoff.
(b)     Includes an estimate of the quarterly distribution to be paid in August
         2001 and the special distribution of .53 per Limited Partner interest paid in July 2001 as a result of the Casa Marina PIM payoff.
(c)     Limited Partners average per Unit return of capital as of August 2001 is $14.86 [$26.07- $11.21]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.