Form 10-Q
period 2001-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2001-11-13
CIK 832091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                     BALANCE SHEETS

                                                         ASSETS

                                                                             September 30,          December 31,
                                                                                 2001                   2000
                                                                          ------------------      ------------------

Participating Insured Mortgages ("PIMs")(Note 2)                          $       27,787,694      $       34,608,223
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         11,716,668              12,453,025
                                                                          ------------------      ------------------

           Total mortgage investments                                             39,504,362              47,061,248

Cash and cash equivalents                                                          2,100,929               1,910,212
Interest receivable and other assets                                                 275,140                 328,054
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $1,166,464 and
 $2,201,139, respectively                                                             66,653                 200,938
Prepaid participation servicing fees, net of
 accumulated amortization of $285,014 and
 $803,998, respectively                                                               43,651                  84,189
                                                                          ------------------      ------------------

          Total assets                                                    $       41,990,735      $       49,584,641
                                                                          ==================      ==================

                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $          150,198      $           17,650
                                                                          ------------------      ------------------

Partners' equity (deficit) (Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)                            41,886,991              49,660,074

  General Partners                                                                  (217,480)               (205,525)

  Accumulated comprehensive income                                                   171,026                 112,442
                                                                          ------------------      ------------------

           Total Partners' equity                                                 41,840,537              49,566,991
                                                                          ------------------      ------------------

           Total liabilities and Partners' equity                         $       41,990,735      $       49,584,641
                                                                          ==================      ==================

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                       For the Three Months                   For the Nine Months
                                                        Ended September 30,                    Ended September 30,
                                                -----------------------------------      ----------------------------------
                                                    2001                   2000              2001                  2000
                                                -------------          ------------      --------------       -------------
Revenues:
  Interest income - PIMs:
   Basic interest                               $     569,759          $    670,005      $    1,941,397       $   2,067,562
   Participation interest                               -                     -                  25,000               -
  Interest income - MBS                               221,734               237,738             679,593             730,154
  Other interest income                                28,960                31,490              87,858             156,920
                                                -------------          ------------      --------------       -------------

        Total revenues                                820,453               939,233           2,733,848           2,954,636
                                                -------------          ------------      --------------       -------------

Expenses:
  Asset management fee to an affiliate                 74,621                89,020             244,092             266,206
  Expense reimbursements to affiliates                 24,987                25,686              71,332              72,044
  Amortization of prepaid fees and expenses            39,188                95,017             174,823             285,052
  General and administrative                           68,217                64,923             119,951             158,982
                                               --------------         -------------       -------------      --------------

        Total expenses                                207,013               274,646             610,198             782,284
                                               --------------         -------------      --------------      --------------

Net income                                            613,440               664,587           2,123,650           2,172,352

Other comprehensive income:

   Net change in unrealized gain
        on MBS                                         61,029                43,634              58,584              24,201
                                               --------------          ------------      --------------      --------------

Total comprehensive income                     $      674,469         $     708,221      $    2,182,234      $    2,196,553
                                               ==============         =============      ==============      ==============

Allocation of net income (Note 4):

  Limited Partners                             $      595,036         $     644,649      $    2,059,940      $    2,107,181
                                               ==============         =============      ==============      ==============

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                 $          .05         $         .06      $          .16      $          .17
                                               ==============         =============      ==============      ==============

  General Partners                             $       18,404         $      19,938      $       63,710      $       65,171
                                               ==============         =============      ==============      ==============

                                          The accompanying notes are an integral
                                             part of the financial statements.

                                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                 STATEMENTS OF CASH FLOWS

                                                                                          For the Nine Months
                                                                                           Ended September 30,
                                                                                ----------------------------------------
                                                                                      2001                     2000
                                                                                ----------------          --------------
Operating activities:
   Net income                                                                   $      2,123,650          $    2,172,352
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          174,823                 285,052
      Shared Appreciation Interest                                                       (15,000)                  -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                                 52,914                 408,545
         Increase (decrease) in liabilities                                              132,548                  (4,887)
                                                                                ----------------          --------------

         Net cash provided by operating activities                                     2,468,935               2,861,062
                                                                                ----------------          --------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
Interest of $15,000 in 2001                                                            6,835,529                 285,497
   Principal collections on MBS                                                          794,941                 481,585
                                                                                ----------------          --------------
         Net cash provided by investing activities                                     7,630,470                 767,082
                                                                                ----------------          --------------

Financing activities:
   Special distributions                                                              (6,768,186)            (14,941,089)
   Quarterly distributions                                                            (3,140,502)             (5,959,603)
                                                                                ----------------          --------------

         Net cash used for financing activities                                       (9,908,688)            (20,900,692)
                                                                                ----------------          --------------

Net increase (decrease) in cash and cash equivalents                                     190,717             (17,272,548)

Cash and cash equivalents, beginning of period                                         1,910,212              19,237,377
                                                                                ----------------          --------------

Cash and cash equivalents, end of period                                        $      2,100,929          $    1,964,829
                                                                                ================          ==============

Non cash activities:
  Increase in Fair Value of MBS                                                 $         58,584          $       24,201
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

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
         (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2001, its results of operations for the three and nine months ended September
         30, 2001 and 2000 and its cash flows for the nine months ended
         September 30, 2001 and 2000.

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

         At September 30, 2001, the Partnership's PIM portfolio had a fair market value of $29,113,702 and gross unrealized gains of $1,326,008.
         The PIM portfolio had maturities ranging from 2006 to 2031.

3.       MBS

         At September 30, 2001, the Partnership's MBS portfolio had an amortized cost of $3,599,330 and gross unrealized gains of $171,026. At September
         30, 2001, the Partnership's insured mortgage loan had an amortized cost of $7,946,312. The portfolio had maturities ranging from 2016 to 2035.

4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the nine months ended September 30, 2001 is as follows:

                                                                                    Accumulated            Total
                                              Limited           General            Comprehensive          Partners'
                                              Partners          Partners              Income               Equity
                                          ----------------     ------------       -------------        --------------
    Balance at December 31, 2000          $     49,660,074     $   (205,525)      $     112,442        $   49,566,991

    Net income                                   2,059,940           63,710                -                2,123,650

    Special distributions                       (6,768,186)           -                    -               (6,768,186)

    Quarterly distributions                     (3,064,837)         (75,665)               -               (3,140,502)

    Change in unrealized gain on MBS                 -                -                  58,584                58,584
                                          ----------------     ------------       -------------        --------------

    Balance at September 30, 2001         $     41,886,991     $   (217,480)      $     171,026        $   41,840,537
                                          ================     ============       =============        ==============

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
     ------

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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, which are approximately $1.0 million each quarter. Funds for investor distributions come from the monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the General Partners believe that the Partnership will need to adjust the current distribution rate beginning with the February 2002 distribution. The General Partners will determine the new rate during the fourth quarter of 2001.

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

The Partnership's only remaining PIM investments are backed by the first mortgage loans on Harbor Club and Royal Palm Place. Presently, the General Partners do not expect either of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgages. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position. The borrower on the Royal Palm Place PIM has notified the General Partners of his intention to market the property for sale, but it is unlikely that any transaction will occur prior to the end of the year. Whether the Partnership receives any participation interest as the result of a sale or refinance depends on the value of the property at that time. Royal Palm Place operates under a long term restructure program. As an on going result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage in 2006. Although occupancy at Royal Palm averaged in the mid 90% range through 2000 and 2001, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations.

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

Results of Operations

Net income decreased for the three months ended September 30, 2001 as compared to the same period ending September 30, 2000. This decrease was primarily due to decreases in basic interest on PIMs and MBS interest income net of decreases in asset management fees and amortization expense. Basic interest income on PIMs decreased primarily due to the payoff of the Casa Marina PIM in the second quarter of 2001. This decrease was partially offset by an increase in the interest rate for the Royal Palm Place PIM in 2001as specified in the workout agreement. MBS interest income decreased due to principal collections reducing the MBS investment portfolio. Asset management fees decreased due to the decline in the asset base. Amortization expense decreased due primarily to the full amortization of the prepaid expenses relating to the Casa Marina and Royal Palm PIMs in April of 2001.

Net income decreased for the nine months ended September 30, 2001 as compared to the same period ending September 30, 2000. This decrease was primarily due to decreases in basic interest income on PIMs, MBS interest income and other interest income net of decreases in asset management fees, amortization expense and general and administrative expenses. Basic interest income on PIMs decreased primarily due to the payoff of the Casa Marina PIM in the second quarter of 2001. This decrease was partially offset by an increase in the interest rate for the Royal Palm Place PIM as specified under the workout agreement. MBS interest income decreased due to principal collections reducing the MBS investment portfolio. Other interest income decreased due to lower average interest rates earned on cash balances available for short-term investing during the nine months ending September 30, 2001 as compared to the same period last year. Asset management fees decreased due to the decline in the asset base. Amortization expense decreased due primarily to the full amortization of the prepaid expenses relating to the Case Marina and Royal Palm PIMs in April of 2001. General and administrative expenses decreased due to lower processing costs during the nine months ended September 30, 2001 as compared to the same period ending September 30, 2000.

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     -------
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

At September 30, 2001 the Partnership includes in cash and cash equivalents approximately $1.7 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2001, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                   Krupp Insured Plus-III Limited Partnership
                   ------------------------------------------
                                  (Registrant)

                   BY: / s / Robert A. Barrows
                   ------------------------------------------
                   Robert A. Barrows
                   Treasurer and Chief Accounting Officer of
                   Krupp Plus Corporation, a General Partner.

         DATE:    November 2, 2001

 Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement
(on a GAAP basis) and the source of cash distributions for the quarter ended
September 30, 2001 and the period from inception through September 30, 2001. The
General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                Nine Months             Inception
                                                                                  Ended                  Through
                                                                                  9/30/01                9/30/01
                                                                                 --------              ------------
                                                                          (Amounts in thousands, except per Unit amounts)
  Distributable Cash Flow:
  -----------------------
  Net Income on a GAAP basis                                                     $  2,124              $    140,166
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid fees and expenses
         and organization costs                                                       175                   16,384
    MBS premium amortization                                                        -                           92
    Acquisition expenses paid from offering
         proceeds charged to operations                                             -                          184
    Shared Appreciation Interest/prepayment premiums                                  (15)                  (8,378)
    Gain on sale of MBS                                                             -                         (253)
                                                                                 --------              -----------
    Total Distributable Cash Flow ("DCF")                                        $  2,284              $   148,195
                                                                                 ========              ===========

  Limited Partners Share of DCF                                                  $  2,215              $   143,749
                                                                                 ========              ===========

  Limited Partners Share of DCF per Unit                                         $    .18              $     11.26 (c)
                                                                                 ========              ===========

  General Partners Share of DCF                                                  $     69              $     4,446
                                                                                 ========              ===========

  Net Proceeds from Capital Transactions:
  --------------------------------------
Principal collections on PIMs and PIM sale proceeds
   including Shared Appreciation Income/prepayment premiums                      $  6,836              $   149,083
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                   795                   84,339
  Reinvestment of MBS and PIM principal collections                                    -                   (41,960)
                                                                                 --------              -----------
  Total Net Proceeds from Capital Transactions                                   $  7,631              $   191,462
                                                                                 ========              ===========

  Cash available for distribution
   (DCF plus proceeds from Capital Transactions)                                 $  9,915              $   339,657
                                                                                 ========              ===========

  Distributions:
  -------------
    Limited Partners                                                             $  9,833 (a)          $   333,975 (b)
                                                                                 ========              ===========

    Limited Partners Average per Unit                                            $    .77 (a)          $     26.15 (b)(c)
                                                                                 ========              ===========
    General Partners                                                             $     69 (a)          $     4,446 (b)
                                                                                 ========              ===========
         Total Distributions                                                     $  9,902 (a)          $   338,421 (b)
                                                                                 ========              ===========

(a)   Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the distribution to be paid in November 2001.
(b)   Includes an estimate of the quarterly distribution to be paid in
        November 2001.
(c)   Limited Partners average per Unit return of capital as of November 2001 is $14.89 [$26.15 - $11.26]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.