Form 10-K
period 2001-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2002-03-27
CIK 832091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                        Title                                                      Name of Exchange on which Registered

    Shares of Beneficial Interest                                                          None

Securities registered pursuant to Section 12(g) of the Act:         None

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

The exhibit index is located on pages 9-10

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of section
27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act
of 1934.  Actual  results could differ  materially  from those  projected in the forward looking  statements as a result of a number of factors,  including those identified herein.

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

The Partnership also has investments in MBS  collateralized  by single-family or multi-family mortgage loans issued or originated by Fannie Mae, the Federal Home
Loan  Mortgage  Corporation  ("FHLMC")  or the  Federal  Housing  Administration
("FHA").  Fannie Mae and FHLMC guarantee the principal and basic interest of the
Fannie Mae and FHLMC MBS,  respectively.  The  Department  of Housing  and Urban
Development ("HUD") insures the FHA mortgage loan.

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

As of  December  31,  2001,  there were no  personnel  directly  employed by the
Partnership.

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

The number of investors  holding Units as of December 31, 2001 was approximately
9,900.  One of  the  objectives  of  the  Partnership  is to  provide  quarterly distributions  of cash flow  generated  by its  investments  in  mortgages.  The
Partnership  anticipates  that future  operations will continue to generate cash available for distributions.

During  July 2001,  the  Partnership  made a special  distribution  of $0.53 per
Limited  Partner  interest  from the  principal  proceeds,  Shared  Appreciation
Interest and Minimum Additional Interest from the Casa Marina PIM.

During January 2000, the  Partnership  made a special  distribution of $1.17 per
Limited Partner interest from the principal proceeds from the Marina Shores PIM.

The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments, and special  distributions,  to its Partners during the two years ended December 31,
2001 and 2000:

                                                        2001                                 2000
                                             ---------------------------         ----------------------------
                                                               Average                              Average
                                                 Amount        Per Unit            Amount           Per Unit
                                             --------------   ----------         ----------        ----------

Quarterly Distributions
   Limited Partners                          $   4,086,451    $    .32          $   6,895,888       $   .54
   General Partners                                 95,244          -                 108,116           -
                                             -------------                       ------------

                                                 4,181,695                          7,004,004
                                              ------------                       ------------
Special Distributions
   Limited Partners                              6,768,186    $    .53             14,941,091       $  1.17
                                             -------------                       ------------

Total Distributions                          $  10,949,881                      $  21,945,095
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

                               2001               2000                     1999                1998                1997
                               ----               ----                     ----                ----                ----

Total revenues        $     3,531,049        $    3,998,335           $   6,770,135      $   10,782,454      $  18,896,423

Net income                  2,763,540             2,993,654               4,930,576           7,713,323         14,893,523

Net income allocated to:
  Limited Partners          2,680,634             2,903,844               4,782,659           7,481,923         14,446,717
  Average per Unit                .21                   .23                     .37                 .59               1.13

  General Partners             82,906                89,810                 147,917             231,400            446,806

Total assets at
 December 31               41,417,200            49,584,641              68,426,507          95,300,681        173,645,460

Distributions to:
  Limited Partners          4,086,451             6,895,888               9,705,323          11,110,042         15,324,194
  Average per Unit                .32                   .54                     .76                 .87               1.20

  Special                   6,768,186            14,941,091              21,453,869          73,811,533         11,237,742
  Average per Unit                .53                  1.17                    1.68                5.78                .88

  General Partners             95,244               108,116                 177,147             310,551            373,032

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
------

Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations  and elsewhere in this Form 10-K  constitute
"forward-looking   statements"   within  the  meaning  of  the  Federal  Private
Securities  Litigation  Reform  Act of 1995.  These  forward-looking  statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's  actual results,  performance or achievements to be materially different  from any future  results,  performance or  achievements  expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local  conditions;  pre-payments  of  mortgages;  failure of borrowers to pay participation  interests due to poor operating results at properties  underlying the mortgages;  uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

The most  significant  demands on the  Partnership's  liquidity  are the regular quarterly distributions paid to investors,  which are approximately $1.0 million each quarter.  Funds for investor  distributions come from the monthly principal and  basic  interest  payments  received  on the  PIMs and  MBS,  the  principal prepayments of the PIMs and MBS, and interest earned on the  Partnership's  cash and cash equivalents. In general, the General Partners try to set a distribution rate that  provides for level  quarterly  distributions  of cash  available  for distribution.  To the extent that quarterly  distributions  do not fully utilize the cash available for  distributions  and cash balances  increase,  the General
Partners may adjust the  distribution  rate or  distribute  such funds through a special distribution. The portion of distributions attributable to the principal collections  reduces the capital  resources of the  Partnership.  As the capital resources  decrease,  the total cash flows to the Partnership also will decrease and over time will result in periodic  adjustments to the distributions  paid to investors.  The General Partners  periodically  review the distribution  rate to determine  whether an  adjustment  is necessary  based on projected  future cash flows.  Based on current  projections,  the  General  Partners  expect  that the
Partnership  will  reduce the  distribution  rate of $0.08 per  Limited  Partner interest per quarter to $.04 per Limited  Partner  interest per quarter with the
May 2002 distribution.

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

The  Partnership  received a  prepayment  of the Royal  Palm  Place  Subordinate
Promissory  note. On January 2, 2002,  the  Partnership  received  $1,004,379 of
Shared  Appreciation  Interest and $322,401 of Minimum Additional  Interest.  On
February  25,  2002,  the  Partnership  received  $14,764,062  representing  the principal proceeds on the first mortgage. The Partnership has declared a special distribution  of  $1.24  per  Limited  Partner  interest  consisting  of  Shared
Appreciation  Interest and  prepayment  proceeds which will be paid in the first quarter of 2002.

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

During January 2000, the  Partnership  paid a special  distribution of $1.17 per
Limited   Partner   interest   consisting  of  principal   proceeds  and  Shared
Appreciation  Interest in the amounts of $14,491,746 and $426,321,  respectively from the Marina Shores Apartments PIM payoff in December of 1999.

The Partnership  made two special  distributions  during 1999 as a result of the following  PIM  prepayments:  In  February  1999,  an $.88 per  Limited  Partner
interest  special  distribution  consisting  of the  prepayment  proceeds in the amount of $10,876,051 and Shared Appreciation Interest and prepayment premium of
$243,620  from the  Windsor  Court PIM that were  received in January  1999.  In
September 1999, an $.80 per Limited Partner  interest  special  distribution was made  consisting  of the  prepayment  proceeds in the amount of  $9,751,550  and
Shared  Appreciation  Interest  of  $402,508  from the Mill  Ponds PIM that were received during the third quarter of 1999.

With the payoff of the Royal Palm Place PIM in January,  2002, the Partnership's
only  remaining PIM  investment  is backed by the first  mortgage loan on Harbor
Club.  Presently,  the  General  Partners  do not expect  Harbor Club to pay the
Partnership any participation  interest or to be sold or refinanced during 2002.
However,  if favorable market conditions  provide the borrower an opportunity to sell the property,  there are no  contractual  obligations  remaining that would prevent a prepayment  of the  underlying  first  mortgage.  Harbor Club operates successfully in Ann Arbor,  Michigan,  which is a very  competitive  market with many newer apartment  properties.  Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years,  most cash flow  generated by the  property is used for capital  replacements  and  improvements  that help it maintain its strong market position.

The  Partnership  has the option to call its remaining PIM by  accelerating  the maturity  of the loan if it is not  prepaid by the tenth  year  after  permanent funding. The Partnership will determine the merits of exercising the call option as economic  conditions  warrant.  Such  factors as the  condition of the asset, local market  conditions,  the interest rate  environment  and  availability  of financing will affect this decision.

Critical Accounting Policy

The  Partnership's  critical  accounting  policy  relates  primarily  to revenue recognition  related  to the  participation  feature  of the  Partnership's  PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA
or  Fannie  Mae  MBS.  The  Partnership   recognizes  interest  related  to  the
participation  features when the amount becomes fixed and the  transaction  that gives rise to such amount is consummated.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

At December  31, 2001,  the  Partnership  includes in cash and cash  equivalents approximately $1.6 million of commercial paper, which is issued by entities with a credit  rating equal to one of the top two rating  categories  of a nationally recognized statistical rating organization.

Interest Rate Risk

The  Partnership's  primary market risk exposure is to interest rate risk, which can be defined as the exposure of the  Partnership's  net income,  comprehensive income or  financial  condition  to adverse  movements  in  interest  rates.  At
December 31, 2001, the  Partnerships  PIMs, and MBS comprise the majority of the
Partnership's assets.  Decreases in interest rates may accelerate the prepayment
of  the  Partnership's  investments.   The  Partnership  does  not  utilize  any
derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                                    Expected maturity dates ($ in thousands)

                    2002        2003       2004       2005       2006       Thereafter          Total         Fair
                                                                                                 Face        Value
                                                                                                Value

Interest-sensitive assets:

MBS               $     595   $    515    $    449   $    394   $     349  $       8,992    $     11,294   $      11,629
WAIR                  7.51%      7.51%       7.51%      7.51%      7.51%          7.51%             7.51%

PIMs                 14,869        114         124        134         146          12,376          27,763         28,376
WAIR                  8.00%      8.00%       8.00%      8.00%       8.00%          8.00%             8.2%
                  ---------   --------    --------   --------   ---------  --------------   -------------  -------------

Total Interest-
sensitive assets  $  15,464   $    629    $    573   $    528   $     495  $       21,368   $      39,057  $      40,005
                  =========   ========    ========   ========   =========  ==============   =============  =============

Results of Operations

The following  discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.

                                                                       (Amounts in Thousands)
                                                             2001              2000                 1999
                                                             ----              ----                 ----
   Interest income on PIMs:
     Basic interest                                       $ 2,511            $  2,755             $  4,210
     Participation interest                                    25               -                    1,001
   Interest income on MBS                                     894                 965                1,071
   Other interest income                                      101                 278                  488
   Partnership expenses                                      (553)               (624)                (732)
   Amortization of prepaid fees
    and expenses                                             (214)               (380)              (1,107)
                                                          -------            --------             --------

        Net income                                        $ 2,764            $  2,994             $  4,931
                                                          =======            ========             ========

Net income  decreased during 2001 as compared to 2000 due primarily to decreases in basic interest on PIMs,  interest income on MBS and other interest income net of  decreases in asset  management  fees,  amortization  expense and general and administrative  expenses.  Basic interest on PIMs decreased primarily due to the payoff of the Casa  Marina PIM in the second  quarter of 2001.  The  decrease is partially  offset by an increase in the  interest  rate for the Royal Palm Place
PIM as specified in the workout agreement.  Interest income on MBS decreased due to principal collections reducing the MBS investment  portfolio.  Other interest income  decreased  due to lower average  interest  rates earned on cash balances available for short-term  investing  during 2001,  when compared to 2000.  Asset management  fees  decreased  due to the decline in the asset base.  Amortization expense  decreased due to the full recognition of prepaid  expenses  relating to the Casa  Marina and Royal Palm  Place PIMs  during the second  quarter of 2001.
General and  administrative  expenses  decreased due to lower  processing  costs during 2001 when compared to 2000.

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

                                                          Position with
              Name and Age                                Krupp Plus Corporation

              Douglas Krupp (55)                          President, Co-Chairman of the Board and Director
              George Krupp (57)                           Co-Chairman of the Board and Director
              Peter F. Donovan (48)                       Senior Vice President
              Ronald Halpern (60)                         Senior Vice President
              Carol J. C. Mills (52)                      Vice President
              Robert A. Barrows (44)                      Vice President and Treasurer

Douglas Krupp  co-founded and serves as Co-Chairman and Chief Executive  Officer of The  Berkshire  Group,  an  integrated  real estate  financial  services firm
engaged  in  real   estate   acquisitions,   property   management,   investment
sponsorship,   venture  capital   investing,   mortgage  banking  and  financial
management,  and ownership of two operating  companies  through  private  equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire
Group was  established  as The Krupp  Companies in 1969 and he has served as the
Chief Executive  Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the  Co-Founder  and  Co-Chairman  of The  Berkshire  Group,  an
integrated  real  estate   financial   services  firm  engaged  in  real  estate
acquisitions,  property  management,  investment  sponsorship,  venture  capital investing,  mortgage  banking and  financial  management,  and  ownership of two operating companies through private equity  investments.  Mr. Krupp has held the position of Co-Chairman  since The Berkshire  Group was established as The Krupp
Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish
High  School in  Waltham,  Massachusetts  since  September  of 1997.  Mr.  Krupp attended the  University  of  Pennsylvania  and Harvard  University  and holds a
Master's Degree in History from Brown  University.  Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire  Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 10th largest  servicer of commercial  mortgage loans in the United States with a servicing and asset management portfolio of $14.1 billion.  Previously he served as  President  of  Berkshire  Mortgage  Finance  from  January of 1993 to
January of 1998 and in that capacity he directed the  production,  underwriting, servicing and asset  management  activities  of the firm.  Prior to that, he was
Senior Vice President of Berkshire  Mortgage Finance and was responsible for all participating  mortgage  originations.  Before  joining the firm in 1984, he was
Second Vice  President,  Real Estate Finance for Continental  Illinois  National
Bank and Trust,  where he managed a $300 million  construction  loan  portfolio of commercial  properties.  Mr. Donovan received a B.A. from Trinity College and an
M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

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

Robert A.  Barrows  is Senior  Vice  President  and Chief  Financial  Officer of
Berkshire  Mortgage  Finance.  Mr. Barrows has held several positions within The
Berkshire  Group since joining the company in 1983 and is currently  responsible for  accounting,  financial  reporting  and  treasury  functions  for  Berkshire
Mortgage  Finance.  Prior  to  joining  The  Berkshire  Group,  he was an  audit supervisor for Coopers and Lybrand  L.L.P.  in Boston.  He received a B.S.  degree from Boston College and is a Certified Public Accountant.

Carol J.C.  Mills is Senior Vice  President  for Loan  Management  of  Berkshire
Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management  functions of Berkshire  Mortgage Finance.  She manages the estimated  $14.1  billion  portfolio of loans.  Ms.  Mills  joined  Berkshire in
December  1997 as Vice  President  and was promoted to Senior Vice  President in
January  1999.  From  January  1989 through  November  1997,  Ms. Mills was Vice
President of First Winthrop  Corporation and Winthrop Financial  Associates,  in
Cambridge,  MA. Ms. Mills earned a B.A.  degree from Mount Holyoke College and a
Master of Architecture degree from Harvard University.  Ms. Mills is a member of the Real Estate  Finance  Association,  New England Women in Real Estate and the
Mortgage Bankers  Association.  Ms. Mills is currently a member of the Servicing
Advisory Council for Freddie Mac.

ITEM 11.      EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2001, no person owned of record or was known by the General
Partners to own beneficially more than 5% of the Partnership's 12,770,261 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests.

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

(b)    Reports on Form 8-K

       During the last quarter of the year ended December 31, 2001, the
       Partnership did not file any reports on Form 8-K.

(c)    Exhibits:

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

Harbor Club Apartments

(10.3) Prospectus for GNMA Pool No. 259237(CS) and 259238(PN).  [Exhibit 19.3 to
     Registrant's  Report on Form 10-Q for the quarter ended March 31,1990 (File
     No. 0-17691)].*

(10.4) Subordinated  Multifamily  Mortgage  (including  Subordinated  Promissory
     Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited  Partnership.  [Exhibit 19.4
     to  Registrant's  Report on Form 10-Q for the quarter  ended March  31,1990
     (File No. 0-17691)].*

Royal Palm Place

(10.5) Prospectus for FNMA Pool No.  MB-109057.  [Exhibit 10.45 to  Registrant's
     Annual  Report on Form 10-K for the fiscal  year ended  December  31,  1995
     (File No. 0-17691)].*

(10.6) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm
     Place,  Ltd., a Florida  Limited  Partnership  and Krupp  Insured  Plus-III
     Limited Partnership.  [Exhibit 19.2 to Registrant's Report on Form 10-Q for
     the quarter ended June 30, 1991 (File No. 0-17691)].*

(10.7) Modification  Agreement  dated March 20, 1991,  between Royal Palm Place,
     Ltd.,  and Krupp Insured  Plus-III  Limited  Partnership.  [Exhibit 19.3 to
     Registrant's  Report on Form 10-Q for the quarter ended June 30, 1991 (File
     No. 0-17691)].*

(10.8) Participation Agreement dated March 20, 1991 by and between Krupp Insured
     Plus-III  Limited  Partnership and Krupp Insured Plus Limited  Partnership.
     [Exhibit  19.1 to  Registrant's  Report on Form 10-Q for the quarter  ended
     September 30, 1991 (File No. 0-17691)].*

(10.9) Amended and Restated  Subordinated  Promissory  Note by and between Royal
     Palm, Ltd. and Krupp Insured Plus-III Limited Partnership.[Exhibit 10.49 to
     Registrant's  Annual Report on Form 10-K for the fiscal year ended December
     31, 1995 (File No. 0-17691)].*

   * Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March,
2002

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

                                   By:    /s/ Douglas Krupp
                                          -------------------------------------------
                                          Douglas Krupp,  President,  Co-Chairman
                                          (Principal Executive Officer) and Director
                                          of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March, 2002.

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
                                        For the Year Ended December 31, 2001

                                     KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants                                                                               F-3

Balance Sheets at December 31, 2001 and 2000                                                                    F-4

Statements of Income and Comprehensive Income for the Years
Ended December 31, 2001, 2000 and 1999                                                                         F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 2001, 2000 and 1999                                                                                F-6

Statements of Cash Flows for the Years Ended December 31, 2001,
2000 and 1999                                                                                                   F-7

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

                                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Krupp Insured Plus-III Limited Partnership:

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Krupp
Insured Plus-III Limited Partnership (the "Partnership") at December 31, 2001
and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                      BALANCE SHEETS

                                                December 31, 2001 and 2000

                                                          ASSETS

                                                                                2001                2000
                                                                           -------------       --------------

      Participating Insured Mortgages ("PIMs")
       (Notes B, C, H and I)                                               $  27,762,795       $   34,608,223
      Mortgage-Backed Securities and insured
       mortgage ("MBS")(Notes B, D and H)                                     11,407,452           12,453,025
                                                                           -------------       --------------

               Total mortgage investments                                     39,170,247           47,061,248

      Cash and cash equivalents (Notes B, C and H)                             1,900,744            1,910,212
      Interest receivable and other assets                                       275,094              328,054
      Prepaid acquisition fees and expenses, net of
       accumulated amortization of $955,545 and
       $2,201,139, respectively (Note B)                                          36,194              200,938
      Prepaid participation servicing fees, net of
       accumulated amortization of $293,743 and
      $803,998, respectively (Note B)                                             34,921               84,189
                                                                           -------------       --------------

               Total assets                                                $  41,417,200       $   49,584,641
                                                                           =============       ==============

                                             LIABILITIES AND PARTNERS' EQUITY

      Liabilities                                                          $      17,877       $       17,650
                                                                           -------------       --------------

      Partners' equity (deficit) (Notes A, C, E and I):

        Limited Partners                                                      41,486,071           49,660,074
         (12,770,261 Limited Partner interests outstanding)

       General Partners                                                         (217,863)            (205,525)

       Accumulated Comprehensive Income (Note B)                                 131,115              112,442
                                                                           -------------       --------------

               Total Partners' equity                                         41,399,323           49,566,991
                                                                           -------------       --------------

               Total liabilities and Partners' equity                      $  41,417,200       $   49,584,641
                                                                           =============       ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                     2001                  2000                 1999
                                                                 ------------          ------------         ------------
Revenues:(Notes B, C and D) Interest income - PIMs:
     Basic interest                                              $  2,510,661          $  2,755,352         $  4,209,758
     Participation interest                                            25,000                 -                1,000,885
   Interest income - MBS                                              894,099               964,919            1,071,160
   Other interest income                                              101,289               278,064              488,332
                                                                 ------------          ------------         ------------

         Total revenues                                             3,531,049             3,998,335            6,770,135
                                                                 ------------          ------------         ------------

Expenses:
   Asset management fee to an affiliate (Note F)                      318,136               354,888              508,943
   Expense reimbursements to affiliates (Note F)                       96,318                97,729               74,461
   Amortization of prepaid fees and expenses (Note B)                 214,012               380,069            1,106,566
   General and administrative                                         139,043               171,995              149,589
                                                                 ------------          ------------         ------------

         Total expenses                                               767,509             1,004,681            1,839,559
                                                                 ------------          ------------         ------------

Net income (Notes E and G)                                          2,763,540             2,993,654            4,930,576

Other comprehensive income:

   Net change in unrealized gain on MBS                                18,673               111,473             (326,520)
                                                                 ------------          ------------         ------------

Total comprehensive income                                       $  2,782,213          $  3,105,127         $  4,604,056
                                                                 ============          ============         ============

Allocation of net income (Notes E and G):

   Limited Partners                                              $  2,680,634          $  2,903,844         $  4,782,659
                                                                 ============          ============         ============

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                        $        .21          $        .23         $        .37
                                                                 ============          ============         ============

   General Partners                                              $     82,906          $     89,810         $    147,917
                                                                 ============          ============         ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                Accumulated            Total
                                               Limited             General     Comprehensive          Partners'
                                                Partners            Partners       Income              Equity
                                            -----------------    -------------- ------------       --------------

Balance at December 31, 1998               $  94,969,742         $  (157,989)   $    327,489       $   95,139,242

Net income                                     4,782,659             147,917          -                 4,930,576

Quarterly distributions                       (9,705,323)           (177,147)         -                (9,882,470)

Special distributions                        (21,453,869)            -                -               (21,453,869)

Change in unrealized gain on MBS                  -                  -             (326,520)             (326,520)
                                           -------------         -----------   ------------        --------------

Balance at December 31, 1999                  68,593,209            (187,219)           969            68,406,959

Net income                                     2,903,844              89,810          -                 2,993,654

Quarterly distributions                       (6,895,888)           (108,116)         -                (7,004,004)

Special distributions                        (14,941,091)              -              -               (14,941,091)

Change in unrealized gain on MBS                   -                   -            111,473               111,473
                                           --------------------  -----------   ------------        --------------

Balance at December 31, 2000                  49,660,074            (205,525)       112,442            49,566,991

Net income                                     2,680,634              82,906          -                 2,763,540

Quarterly distributions                       (4,086,451)            (95,244)         -                (4,181,695)

Special distributions                         (6,768,186)              -              -                (6,768,186)

Change in unrealized gain on MBS                  -                    -             18,673                18,673
                                           -------------         -----------   ------------        --------------

Balance at December 31, 2001               $  41,486,071         $  (217,863)  $    131,115        $   41,399,323
                                           =============         ===========   ============        ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                             2001                  2000                  1999
                                                                        -------------          ------------     -------------------
Operating activities:
   Net income                                                           $  2,763,540           $  2,993,654         $  4,930,576
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                              214,012                380,069            1,106,566
      Shared Appreciation Interest and prepayment premium                    (15,000)                 -                 (828,829)
      Changes in assets and liabilities:
         Decrease (increase) in interest
          receivable and other assets                                         52,960                317,642              (57,677)
         Increase (decrease) in liabilities                                      227                 (1,898)            (141,891)
                                                                        ------------           ------------         ------------ -

            Net cash provided by operating activities                      3,015,739              3,689,467            5,008,745
                                                                        ------------           ------------         ------------

Investing activities:
  Principal collections on PIMs including
      Shared Appreciation Interest and prepayment premium
      of $15,000 in 2001 and $828,829 in 1999, respectively                6,860,428                321,166           36,396,881
  Principal collections on MBS                                             1,064,246                607,297            2,322,861
                                                                        ------------           ------------         ------------

            Net cash provided by investing activities                      7,924,674                928,463           38,719,742
                                                                        ------------           ------------         ------------

Financing activities:
     Special distributions                                                (6,768,186)           (14,941,091)         (21,453,869)
     Quarterly distributions                                              (4,181,695)            (7,004,004)          (9,882,470)
                                                                        ------------           ------------         ------------

             Net cash used for financing activities                      (10,949,881)           (21,945,095)        (31,336,339)
                                                                        ------------           ------------         -----------

Net (decrease) increase in cash and cash equivalents                          (9,468)           (17,327,165)          12,392,148

Cash and cash equivalents, beginning of  period                            1,910,212             19,237,377            6,845,229
                                                                        ------------           ------------         ------------

Cash and cash equivalents, end of period                                $  1,900,744           $  1,910,212         $ 19,237,377
                                                                        ============           ============         ============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                             $     18,673           $    111,473         $   (326,520)
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

      The Partnership commenced the public offering of Limited Partner interests on June 24, 1988 and completed its public offering having sold 12,770,161
      Limited Partner interests for $254,686,736 net of purchase volume discounts of $716,484 as of June 22, 1990. In addition, Krupp Depositary
      Corporation owns one hundred Limited Partner interests.

B.    Significant Accounting Policies

      The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):

      Basis of Presentation

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

      The Partnership holds a Federal Housing Administration ("FHA") insured mortgage which is classified as MBS and is carried at amortized cost. The
      Partnership holds this loan at amortized cost. The Partnership does not establish loan loss reserves as its investments are fully insured by the
      FHA.

      PIMs

      The Partnership accounts for its MBS portion of a PIM in accordance with
      FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ("GNMA") or Fannie
      Mae MBS at amortized cost.

      Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA or Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

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

      The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage.

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

      Estimates and Assumptions

      The preparation of financial statements in accordance GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

C.    PIMs

      At December 31, 2001 and 2000, the Partnership had investments in two PIMs and three PIMs, respectively. The Partnership's PIMs consist of a GNMA or
      Fannie Mae MBS representing the securitized first mortgage loan on the underlying property and a participation interest in the revenue stream and appreciation of the underlying property above specified base levels.

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

          On January 11, 2000, the Partnership paid a special distribution of
          $1.17 per Limited Partner interest consisting of the principal proceeds and Shared Appreciation Interest in the amounts of
          $14,491,746 and $426,321, respectively from the Marina Shores
          Apartments PIM payoff in December of 1999.

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

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

C.        PIMs, continued

          At December 31, 2001 and 2000 there were no loans within the
          Partnership's portfolio that were delinquent as to principal or interest.

          The Partnership's PIMs consist of the following at December 31, 2001 and 2000:

                                                                             Approximate
                    Original                              Maturity             Monthly
                      Face           Interest               Dates              Payment                 Investment Basis at
   PIMs              Amount           Rate (a)               (f)                 (g)                       December 31,
   ----              ------         -----------        ----------------      ------------        ------------------------------
                                                                                                      2001            2000
GNMA
Casa Marina
  Apts.
Miami, FL        $   7,099,700           -                    -               $   -             $       -        $   6,748,832

Harbor Club
                                                                                                                   -
  Apts.
Ann Arbor, MI       13,562,000         8.00%               10/15/31              95,000            12,998,733       13,095,330
                 -------------        (c) (d)
                                        (e)                                                     -------------    -------------

                    20,661,700                                                                     12,998,733       19,844,162
                 -------------                                                                  -------------    -------------

Fannie Mae
Royal Palm Pl.
  Apts
Kendall, FL         15,978,742         8.375%               4/1/06              103,000            14,764,062       14,764,061
                 -------------        (b) (h)                                                   -------------    -------------

   Total         $  36,640,442                                                                  $  27,762,795    $  34,608,223
                 =============                                                                  =============    =============
                                                                                                      (i)

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

        (e) Shared Appreciation Interest is based on 35% of any increase in the value of the project over the specified base value.

        (f) The Partnership's GNMA MBS have call provisions, which allow the
            Partnership to accelerate their respective maturity date.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

   C      PIMs, Continued

         (g) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS. The normal monthly payment consists of interest only for the Fannie Mae
             MBS. The GNMA MBS and Fannie Mae MBS may not be prepaid during the first five years and may generally be prepaid subject to a 9%
             prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium after year ten.

        (h)  During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Fannie Mae
             MBS and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the Fannie Mae MBS at interest rates ranging from
             8.375% to 8.775% per annum through maturity. The original face value of the PIM on the underlying property was $22,000,000 of which 27% or $6,021,258 is held by Krupp Insured Plus Limited
             Partnership, an affiliate of the Partnership.

        (i)  The aggregate cost of PIMs for federal income tax purposes is $27,762,795.

             A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2001 is as follows:

                                                           2001                  2000                    1999
                                                      --------------        -------------          ---------------

  Balance at beginning of period                      $    34,608,223       $  34,929,389          $    70,497,441

  Deductions during period:
   Principal collections                                   (6,845,428)           (321,166)             (35,568,052)
                                                      ---------------       -------------          ---------------

  Balance at end of period                            $    27,762,795       $  34,608,223          $    34,929,389
                                                      ===============       =============          ===============

       The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in two states. The apartment complexes range in size from 208 to 377 units.

D.     MBS
       ---

       At December 31, 2001, the Partnership's MBS portfolio had an amortized cost of $3,343,185 and unrealized gains of $131,115. At December 31,
       2001, the Partnership's insured mortgage loan had an amortized cost of
       $7,933,152 and an unrealized gain of $221,970. At December 31, 2000, the
       Partnership's MBS portfolio had an amortized cost of $4,356,235 and unrealized gains and losses of $113,260 and $818, respectively. At
       December 31, 2000, the Partnership's insured mortgage loan had an amortized cost of $7,984,348 and an unrealized gain of $79,844. The portfolio has maturity dates ranging from 2016 to 2035.

                                                                                          Unrealized
                  Maturity Date                              Fair Value                      Gain
                 ---------------                           -------------                  ------------
                  2002 - 2006                              $     -                        $     -
                  2007 - 2011                                    -                              -
                  2012 - 2035                                 11,629,422                       353,085
                                                           -------------                  ------------

                     Total                                 $  11,629,422                  $    353,085
                                                           =============                  ============

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

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

       Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds and winding up of the affairs of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner's capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited
       Partners have received to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and
       4% to the General Partners.

       During 2001, 2000 and 1999, the Partnership made quarterly distributions totaling $.32, $.54 and $.76 per Limited Partner interest respectively.
       The Partnership made special distributions of $.53, $1.17 and $1.68 per
       Limited Partner interest in 2001, 2000, and 1999, respectively.

       As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                       Corporate                        Accumulated             Total
                                                        Limited         General        Comprehensive           Partners'
                                   Unitholders          Partner         Partners           Income                Equity
                                -----------------      ---------     ----------------  ---------------     ----------------

Capital contributions           $   254,686,736        $   2,000     $      3,000       $     -            $   254,691,736

Syndication costs                   (15,834,700)             -               -                -                (15,834,700)

Quarterly distributions            (193,374,105)          (1,625)      (4,445,830)            -               (197,821,560)

Special distributions              (140,598,377)          (1,101)            -                -               (140,599,478)

Net income                          136,606,104            1,139        4,224,967             -                140,832,210

Unrealized gains on MBS                   -                -                -               131,115                131,115
                                ----------------       ----------    ------------       -----------        ---------------
Total at December 31, 2001      $     41,485,658       $      413    $   (217,863)      $   131,115        $    41,399,323
                                ================       ==========    ============       ===========        ===============

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

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

G.    Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 2001 federal income tax return is as follows:

             Net income per statement of income                                              $  2,763,540

             Less:  Book to tax difference for amortization
                     of prepaid fees and expenses                                                (375,904)
                                                                                             ------------

             Net income for federal income tax purposes                                      $  2,387,636
                                                                                             ============

      The allocation of the net income for federal income tax purposes for 2001 is as follows:

                                                                                               Portfolio
                                                                                                 Income

       Unitholders                                                                           $  2,316,739
       Corporate Limited Partner                                                                       18
       General Partners                                                                            70,879
                                                                                             -------------
                                                                                             $  2,387,636

       During the years ended December 31, 2001, 2000 and 1999 the average per unit net income to the Unitholders for federal income tax purposes was
       $.18, $.24 and $.34, respectively.

       The basis of the Partnership's assets for financial reporting purposes was less than its tax basis by approximately $815,000 and $1,191,000 at
       December 31, 2001 and 2000, respectively. The basis of the Partnership's liabilities for financial reporting purposes was less than its tax basis by approximately $18,000 at December 31, 2001. At December 31, 2000 the
       basis of the Partnerships liabilities for financial reporting purposes was the same as its tax basis.

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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

H.     Fair Value Disclosures of Financial Instruments, Continued
       -----------------------------------------------

       MBS

       The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the
       Partnership's investments in MBS and insured mortgages had gross unrealized gains of approximately $353,000 at December 31, 2001 and unrealized gains and losses of approximately $193,000 and $1,000 at
       December 31, 2000.

       PIMs

       As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the
       Partnership's investments in PIMs had gross unrealized gains of approximately $613,000 and $161,000 at December 31, 2001 and December 31,
       2000, respectively.

       At December 31, 2001 and 2000, the Partnership estimates the fair values of its financial instruments as follows (amounts rounded to nearest thousand):

                                                               2001                         2000
                                                     ------------------------      -----------------------
                                                        Fair         Carrying         Fair       Carrying
                                                       Value           Value         Value         Value

          Cash and cash equivalents                  $   1,901       $  1,901      $    1,910   $    1,910

          MBS and insured mortgage                      11,629         11,407          12,533       12,453

          PIMs                                          28,376         27,763          34,769       34,608
                                                     ---------       --------      ----------   ----------

                                                     $  41,906       $ 41,071      $   49,212   $   48,971
                                                     =========       ========      ==========   ==========

I.      Subsequent Events

        The Partnership received a prepayment of the Royal Palm Place
        Subordinate Promissory note. On January 2, 2002, the Partnership received $1,004,379 of Shared Appreciation Interest and $322,401 of
        Minimum Additional Interest. On February 25, 2002, the Partnership
        received $14,764,062 representing the principal proceeds on the first mortgage. The Partnership has declared a special distribution of $1.24 per Limited Partner interest consisting of Shared Appreciation Interest and prepayment proceeds which will be paid in the first quarter of 2002.

 Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions as defined in Section 17 of the Partnership  Agreement and the source of cash  distributions  for the year ended  December 31, 2001 and the period from  inception  through  December  31,  2001.  The General  Partners provide certain of the information below to meet requirements of the Partnership
Agreement  and  because  they  believe  that it is an  appropriate  supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash
Proceeds from Capital  Transactions  should not be considered by the reader as a substitute  to  net  income  as an  indicator  of  the  Partnership's  operating performance or to cash flows as a measure of liquidity.
                                                                                                        Inception
                                                                                 Year Ended              Through
                                                                                  12/31/01               12/31/01
                                                                                 ---------             --------------
                                                                         (Amounts in thousands, except per Unit amounts)
  Distributable Cash Flow:
  -----------------------
  Income for tax purposes                                                        $   2,388             $   141,760
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid expenses, fees
         and organization costs                                                        590                  15,469
    MBS premium amortization                                                         -                          92
    Acquisition expenses paid from offering
         proceeds charged to operations                                              -                         184
    Shared Appreciation Interest/prepayment premiums                                   (15)                 (8,378)
    Gain on sale of MBS                                                              -                        (253)
                                                                                 ---------             -----------
    Total Distributable Cash Flow ("DCF")                                        $   2,963             $   148,874
                                                                                 =========             ===========

  Limited Partners Share of DCF                                                  $   2,874             $   144,408
                                                                                 =========             ===========

  Limited Partners Share of DCF per Unit                                         $     .23             $     11.31(c)
                                                                                 =========             ===========

  General Partners Share of DCF                                                  $      89             $     4,466
                                                                                 =========             ===========

  Net Proceeds from Capital Transactions:
  --------------------------------------
  Principal collections and prepayments
   (including Shared Appreciation Interest
    and prepayment premiums) on PIMs                                             $    6,860            $   149,107
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                   1,064                 84,608
  Reinvestment of MBS and PIM principal collections                                  -                     (41,960)
                                                                                 ----------            -----------
  Total Net Proceeds from Capital Transactions                                   $    7,924            $   191,755
                                                                                 ==========            ===========

  Cash available for distribution
   (DCF plus proceeds from Capital Transactions)                                 $   10,887            $   340,629
                                                                                 ==========            ===========

  Distributions:
  -------------
    Limited Partners                                                             $   10,855(a)         $   334,997(b)
                                                                                 ==========            ===========

    Limited Partners Average per Unit                                            $    0.85(a)          $     26.23(b)(c)
                                                                                 =========             ===========

    General Partners                                                             $      89(a)          $     4,466(b)
                                                                                 =========             ===========

               Total Distributions                                               $  10,944(a)          $   339,463(b)
                                                                                 =========             ===========

(a)   Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the distribution to be paid in February 2002.
(b)   Includes an estimate of the quarterly distribution to be paid in
         February 2002.
(c)   Limited Partners average per Unit return of capital as of February 2002 is $14.92 [$26.23 - $11.31]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.