Form 10-Q
period 2002-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2002-05-14
CIK 832091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X         No

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                     BALANCE SHEETS

                                                         ASSETS

                                                                                March 31,            December 31,
                                                                                   2002                  2001
                                                                             ---------------        --------------
Participating Insured Mortgages ("PIMs")(Note 2)                             $    12,973,317        $   27,762,795
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         11,082,308            11,407,452
                                                                             ---------------        --------------

           Total mortgage investments                                             24,055,625            39,170,247

Cash and cash equivalents                                                          2,100,457             1,900,744
Interest receivable and other assets                                                 166,302               275,094
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $977,261 and
 $955,545, respectively                                                               14,478                36,194
Prepaid participation servicing fees, net of
 accumulated amortization of $302,474 and
 $293,743, respectively                                                               26,190                34,921
                                                                             ---------------        --------------

           Total assets                                                      $    26,363,052        $   41,417,200
                                                                             ===============        ==============

                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                  $        23,590        $       17,877
                                                                             ---------------        --------------

Partners' equity (deficit) (Note 4):

  Limited Partners
      (12,770,261 Limited Partner interests outstanding)                          26,394,118            41,486,071

  General Partners                                                                  (183,658)             (217,863)

  Accumulated comprehensive income                                                   129,002               131,115
                                                                             ---------------        --------------

           Total Partners' equity                                                 26,339,462             41,399,323
                                                                             ---------------         --------------

           Total liabilities and Partners' equity                            $    26,363,052         $   41,417,200
                                                                             ===============         ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                For the Three Months
                                                                                    Ended March 31,
                                                                           -----------------------------------
                                                                               2002                  2001
                                                                           ------------          -------------
Revenues:
   Interest income - PIMs:
     Basic interest                                                        $    362,677          $     711,672
     Participation interest                                                   1,339,172                -
   Interest income - MBS                                                        208,235                232,686
   Other interest income                                                         32,307                 28,558
                                                                           ------------          -------------

     Total revenues                                                           1,942,391                972,916
                                                                           ------------          -------------

Expenses:
   Asset management fee to an affiliate                                          53,878                 86,642
   Expense reimbursements to affiliates                                          19,264                 21,358
   Amortization of prepaid fees and expenses                                     30,447                 83,563
   General and administrative                                                    19,565                 17,799
                                                                           ------------          -------------

     Total expenses                                                             123,154                209,362
                                                                           ------------          -------------

Net income                                                                    1,819,237                763,554

Other comprehensive income:

   Net change in unrealized gain on MBS                                          (2,113)                 5,616
                                                                           ------------          -------------

Total comprehensive income                                                 $  1,817,124          $     769,170
                                                                           ============          =============

Allocation of net income (Note 4):

   Limited Partners                                                        $  1,764,660          $     740,647
                                                                           ============          =============

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                                  $       0.14          $         .06
                                                                           ============          =============

   General Partners                                                        $     54,577          $      22,907
                                                                           ============          =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                  ------------------------------------
                                                                                      2002                   2001
                                                                                  ------------          --------------

Operating activities:
   Net income                                                                     $  1,819,237          $      763,554
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         30,447                  83,563
      Shared Appreciation Interest                                                  (1,004,379)                  -
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and other assets                   108,792                  (2,557)
         Increase (decrease) in liabilities                                              5,713                 (12,337)
                                                                                  ------------          --------------

         Net cash provided by operating activities                                     959,810                 832,223
                                                                                  ------------          --------------

Investing activities:
  Principal collections on PIMs including Shared Appreciation
        Interest of $1,004,379 in 2002.                                             15,793,857                  36,409
   Principal collections on MBS                                                        323,031                 169,265
                                                                                  ------------          --------------

         Net cash provided by investing activities                                  16,116,888                 205,674
                                                                                  ------------          --------------

Financing activities:
   Quarterly distributions                                                          (1,041,985)             (1,049,103)
   Special distributions                                                           (15,835,000)                  -
                                                                                  ------------          --------------

         Net cash used for financing activities                                    (16,876,985)             (1,049,103)
                                                                                  ------------          --------------                                                                       ------------ -

Net increase (decrease) in cash and cash equivalents                                   199,713                 (11,206)

Cash and cash equivalents, beginning of period                                       1,900,744               1,910,212
                                                                                  ------------          --------------

Cash and cash equivalents, end of period                                          $  2,100,457          $    1,899,006
                                                                                  ============          ==============
Non cash activities:
Increase (decrease) in Fair Value of MBS                                          $     (2,113)         $        5,616
                                                                                  ============          ==============

                   The accompanying notes are an integral part
                          of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.      Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and
        Regulations of the Securities and Exchange Commission. However, in the
        opinion of the general partners, Krupp Plus Corporation and Mortgage
        Services Partners Limited Partnership (collectively the "General
        Partners"), of Krupp Insured Plus-III Limited Partnership (the
        "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial
        Statements included in the Partnership's Form 10-K for the year ended
        December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
        (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2002 and its results of operations and cash flows for the three months ended March
        31, 2002 and 2001.

        The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
        Condition and Results of Operations included in this report.

2.      PIMs
        At March 31, 2002, the Partnership's remaining PIM had a fair market value of approximately $13,654,416 and gross unrealized gains of approximately $681,099. The PIM matures in 2031.

        The Partnership received a prepayment of the Royal Palm Place PIM. On
        January 2, 2002, the Partnership received $1,004,379 of Shared
        Appreciation Interest and $334,793 of Minimum Additional Interest. On
        February 25, 2002, the Partnership received $14,764,062 representing the principal proceeds on the first mortgage. On March 19, 2002, the
        Partnership paid a special distribution of $1.24 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

3.      MBS
        At March 31, 2002, the Partnership's MBS portfolio had an amortized cost of $3,033,562 and gross unrealized gains of $129,002. At March 31, 2002, the Partnership's insured mortgage loan had an amortized cost of
        $7,919,744. The portfolio has maturities ranging from 2016 to 2035.

4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the three months ended
        March 31, 2002 is as follows:

                                                                                    Accumulated             Total
                                                Limited           General          Comprehensive           Partners'
                                                Partners         Partners             Income                Equity

   Balance at December 31, 2001            $  41,486,071       $   (217,863)        $    131,115        $   41,399,323

   Net income                                  1,764,660             54,577                -                 1,819,237

   Special distributions                     (15,835,000)             -                    -               (15,835,000)

   Quarterly distributions                    (1,021,613)           (20,372)               -                (1,041,985)

   Change in unrealized gain on MBS               -                   -                   (2,113)               (2,113)
                                           -------------       ------------         ------------        --------------
   Balance at March 31, 2002               $  26,394,118       $   (183,658)        $    129,002        $   26,339,462
                                           =============       ============         ============        ==============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations  and elsewhere in this Form 10-Q  constitute
"forward-looking   statements"   within  the  meaning  of  the  Federal  Private
Securities  Litigation  Reform  Act of 1995.  These  forward-looking  statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's  actual results,  performance or achievements to be materially different  from any future  results,  performance or  achievements  expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local  conditions;  pre-payments  of  mortgages;  failure of borrowers to pay participation  interests due to poor operating results at properties  underlying the mortgages;  uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At March 31, 2002,  the  Partnership  had liquidity  consisting of cash and cash equivalents of  approximately  $2.1 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership  anticipates  that these  sources  will be  adequate  to provide the  Partnership  with  sufficient liquidity to meet its  obligations  as well as to provide  distributions  to its investors.

The most  significant  demand on the  Partnership's  liquidity is the  quarterly distributions paid to investors, which are approximately $1.0 million. Funds for the quarterly  distributions  come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of MBS and interest earned on the Partnership's cash and cash equivalents.  The portion of  distributions  attributable  to the principal  collections and cash reserves reduces the  capital  resources  of the  Partnership.  As the capital  resources decrease,  the total cash flows to the  Partnership  also will decrease and over time will result in periodic adjustments to the distributions paid to investors.
The General  Partners  periodically  review the  distribution  rate to determine whether an  adjustment  is necessary  based on projected  future cash flows.  In general,  the General Partners try to set a distribution  rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions  and cash balances  increase, the General Partners may adjust the  distribution  rate or distribute such funds through  a special  distribution.  Based on  current  projections,  the  General
Partners  have   determined  that  the  Partnership  can  maintain  its  current distribution  rate of $.08 per Limited Partner  interest per quarter through the
August distribution.

The Partnership received a prepayment of the Royal Palm Place PIM. On January 2,
2002, the Partnership  received $1,004,379 of Shared  Appreciation  Interest and
$334,793 of Minimum Additional  Interest.  On February 25, 2002, the Partnership
received $14,764,062  representing the principal proceeds on the first mortgage.
On March 19, 2002,  the  Partnership  paid a special  distribution  of $1.24 per
Limited  Partner  interest from the principal  proceeds and Shared  Appreciation
Interest received.

In addition to  providing  insured or  guaranteed  monthly  principal  and basic interest payments,  the Partnership's  remaining PIM investment also may provide additional income through a participation  interest in the underlying  property.
The Partnership may receive a share in any operating cash flow that exceeds debt service  obligations  and capital needs or a share in any  appreciation in value when the property is sold or refinanced.  However, this participation is neither guaranteed nor insured,  and it is dependent upon whether property operations or its terminal value meet certain criteria.

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

The  Partnership  has the option to call its remaining PIM by  accelerating  the maturity of the loan.  The  Partnership  will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of
the  asset,  local  market   conditions,   the  interest  rate  environment  and
availability of financing will affect this decision.

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
Results of Operations

Net  income  increased  for the first  quarter of 2002 as  compared  to the same period in 2001 due  primarily  to an  increase  in  participation  interest  and decreases in asset management fees and amortization  expense. This was partially offset by a decrease in basic interest  income on PIMs.  Participation  interest increased  due to the payoff of the Royal Palm Place PIM in the first quarter of
2002.  Asset  management fees decreased due to the decline in the  Partnership's asset base as a result of principal  collections and  prepayments.  Amortization expense  decreased  due  primarily to the full  recognition  of prepaid fees and expenses associated with the Royal Palm Place PIM in April of 2001.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

Assessment of Credit Risk

The  Partnership's  investments  in mortgages  are  guaranteed or insured by the
Government National Mortgage Association ("GNMA"),  Fannie Mae, the Federal Home
Loan  Mortgage  Corporation  ("FHLMC")  or the  Department  of Housing and Urban
Development ("HUD") and therefore the certainty of their cash flows and the risk of material  loss of the amounts  invested  depends on the  creditworthiness  of these entities.

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

At March  31,  2002,  the  Partnership  includes  in cash  and cash  equivalents approximately $1.9 million of commercial paper, which is issued by entities with a credit  rating equal to one of the top two rating  categories  of a nationally recognized statistical rating organization.

Interest Rate Risk

The  Partnership's  primary market risk exposure is to interest rate risk, which can be defined as the exposure of the  Partnership's  net income,  comprehensive income or financial  condition to adverse  movements in interest rates. At March
31, 2002, the  Partnership's  remaining PIM and MBS comprise the majority of the
Partnership's assets.  Decreases in interest rates may accelerate the prepayment
of  the  Partnership's  investments.   The  Partnership  does  not  utilize  any
derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership,  when setting regular distribution policy.  For MBS,  the  Partnership  forecasts  prepayments  based on  trends in similar  securities  as  reported  by  statistical  reporting  entities  such as
Bloomberg.  For its  remaining  PIM,  the  Partnership  continues to monitor the borrower for any indication of a prepayment.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
                None

Item 2.       Changes in Securities
                None

Item 3.       Defaults upon Senior Securities
                None

Item 4.       Submission of Matters to a Vote of Security Holders
                None

Item 5.       Other information
                None

Item 6.       Exhibits and Reports on Form 8-K
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

DATE:   May 1, 2002

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement
(on a GAAP basis) and the source of cash distributions for the quarter ended
March 31, 2002 and the period from inception through March 31, 2002. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                                        Inception
                                                                               Quarter Ended             Through
                                                                                  3/31/02                3/31/02
                                                                                 ---------             ------------
                                                                         (Amounts in thousands, except per Unit amounts)
  Distributable Cash Flow:
  -----------------------
  Net Income on a GAAP basis                                                     $   1,819             $    142,624
  Items not requiring or (not providing)
   the use of operating funds:
    Amortization of prepaid expenses, fees
         and organization costs                                                        30                    16,454
    MBS premium amortization                                                          -                          92
    Acquisition expenses paid from offering
         proceeds charged to operations                                               -                         184
    Shared Appreciation Interest/prepayment premiums                               (1,004)                   (9,382)
    Gain on sale of MBS                                                               -                        (253)
                                                                                 --------              ------------
    Total Distributable Cash Flow ("DCF")                                        $    845              $    149,719
                                                                                 ========              ============

  Limited Partners Share of DCF                                                  $    819              $    145,227
                                                                                 ========              ============
  Limited Partners Share of DCF per Unit                                         $   0.06              $      11.37 (c)
                                                                                 ========              ============
  General Partners Share of DCF                                                  $     26              $      4,492
                                                                                 ========              ============

  Net Proceeds from Capital Transactions:
  --------------------------------------
  Principal collections and prepayments
   (including Shared Appreciation Interest
    and prepayment premiums) on PIMs                                             $ 15,794              $   164,901
  Principal collections and sales proceeds on MBS
   (including prepayment premiums and gain on sale)                                   323                   84,931
  Reinvestment of MBS and PIM principal collections                                 -                      (41,960)
                                                                                 --------              -----------
  Total Net Proceeds from Capital Transactions                                   $ 16,117              $   207,872
                                                                                 ========              ===========

  Cash available for distribution
   (DCF plus proceeds from Capital Transactions)                                 $ 16,962              $   357,591
                                                                                 ========              ===========

  Distributions:
  -------------
    Limited Partners                                                             $ 16,856 (a)          $   351,853 (b)
                                                                                 ========              ===========

    Limited Partners Average per Unit                                            $   1.32 (a)          $     27.55(b)(c)
                                                                                 ========              ===========

    General Partners                                                             $     26 (a)          $     4,492 (b)
                                                                                 ========              ===========
       Total Distributions                                                       $ 16,882 (a)          $   356,345 (b)
                                                                                 ========              ===========

(a)   Represents all distributions paid in 2002 except the February 2002 quarterly distribution and includes an estimate of the distribution to be paid in May 2002.
(b)   Includes an estimate of the quarterly distribution to be paid in May 2002.
(c)   Limited Partners average per Unit return of capital as of May 2002 is
        $16.18 [$27.55 - $11.37]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.