Form 10-Q
period 2002-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2002-08-14
CIK 832091

                                                      UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                        FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                         June 30, 2002
                                        ----------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                               to
                                         ----------------------------    -----------------------------

                                     Commission file number          0-17691
                                                             ----------------------

                                       Krupp Insured Plus-III Limited Partnership

                  Massachusetts                                                  04-3007489
(State or other jurisdiction of incorporation or organization)         (IRS employer identification no.)

One Beacon Street, Boston, Massachusetts                                            02108
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

Yes   X     No
    -----      ------

                                            PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
------

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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                June 30,              December 31,
                                                                                 2002                    2001
                                                                          ------------------      ------------------

Participating Insured Mortgages ("PIMs")(Note 2)                          $       12,947,374      $       27,762,795
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         10,865,520              11,407,452
                                                                          ------------------      ------------------

           Total mortgage investments                                             23,812,894              39,170,247

Cash and cash equivalents                                                          1,703,750               1,900,744
Interest receivable and other assets                                                 163,702                 275,094
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $991,739 and
 $955,545, respectively                                                             -                         36,194
Prepaid participation servicing fees, net of
 accumulated amortization of $311,204 and
 $293,743, respectively                                                               17,460                  34,921
                                                                          ------------------      ------------------

           Total assets                                                   $       25,697,806      $       41,417,200
                                                                          ==================      ==================

                                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $           69,895      $           17,877
                                                                          ------------------      ------------------

Partners' equity (deficit) (Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)                            25,680,840              41,486,071

  General Partners                                                                  (199,481)               (217,863)

  Accumulated comprehensive income                                                   146,552                 131,115
                                                                          ------------------      ------------------

           Total Partners' equity                                                 25,627,911              41,399,323
                                                                          ------------------      ------------------

           Total liabilities and Partners' equity                         $       25,697,806      $       41,417,200
                                                                          ==================      ==================

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                       KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                       For the Three Months                   For the Six Months
                                                           Ended June 30,                        Ended June 30,
                                                -----------------------------------      ----------------------------------
                                                    2002                   2001               2002               2001
                                                -------------          ------------      --------------     ---------------
Revenues:
   Interest income - PIMs:
    Basic interest                              $     259,121          $    659,966      $      621,798      $    1,371,638
    Participation Interest                              -                    25,000           1,339,172              25,000
   Interest income - MBS                              203,107               225,173             411,342             457,859
   Other interest income                                9,665                30,340              41,972              58,898
                                                -------------          ------------      --------------      --------------

        Total revenues                                471,893               940,479           2,414,284           1,913,395
                                                -------------          ------------      --------------      --------------

Expenses:
  Asset management fee to an affiliate                 44,406                82,829              98,284             169,471
  Expense reimbursements to affiliates                 26,817                24,987              46,081              46,345
  Amortization of prepaid fees and expenses            23,208                52,072              53,655             135,635
  General and administrative                           59,592                33,935              79,157              51,734
                                                -------------          ------------      --------------      --------------

        Total expenses                                154,023               193,823             277,177             403,185
                                                -------------          ------------      --------------      --------------

Net income                                            317,870               746,656           2,137,107           1,510,210

Other comprehensive income:

   Net change in unrealized gain (loss)
        on MBS                                         17,550                (8,061)             15,437              (2,445)
                                                -------------          ------------      --------------      --------------

Total comprehensive income                      $     335,420          $    738,595      $    2,152,544      $    1,507,765
                                                =============          ============      ==============      ==============

Allocation of net income (Note 4):

  Limited Partners                              $     308,334          $    724,257      $    2,072,994      $    1,464,904
                                                =============          ============      ==============      ==============

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                  $         .02          $        .05      $          .16      $          .11
                                                =============          ============      ==============      ==============

  General Partners                              $       9,536          $     22,399      $       64,113      $       45,306
                                                =============          ============      ==============      ==============

                                          The accompanying notes are an integral
                                             part of the financial statements.

                                        KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                                 STATEMENTS OF CASH FLOWS

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                ----------------------------------------
                                                                                      2002                     2001
                                                                                ---------------           --------------

Operating activities:
   Net income                                                                   $     2,137,107           $    1,510,210
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          53,655                  135,635
      Shared Appreciation Interest                                                   (1,004,379)                 (15,000)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                               111,392                   41,448
         Increase in liabilities                                                         52,018                   13,495
                                                                                ---------------           --------------

         Net cash provided by operating activities                                    1,349,793                1,685,788
                                                                                ---------------           --------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
Interest of $1,004,379 in 2002 and $15,000 in 2001                                   15,819,800                6,811,137
   Principal collections on MBS                                                         557,369                  530,310
                                                                                ---------------           --------------

         Net cash provided by investing activities                                   16,377,169                7,341,447
                                                                                ---------------           --------------

Financing activities:
   Quarterly distributions                                                           (2,088,956)              (2,095,378)
   Special distribution                                                             (15,835,000)               -
                                                                                ---------------           --------------

         Net cash used for financing activities                                     (17,923,956)              (2,095,378)
                                                                                ---------------           --------------

Net increase (decrease) in cash and cash equivalents                                   (196,994)               6,931,857

Cash and cash equivalents, beginning of period                                        1,900,744                1,910,212
                                                                                ---------------           --------------

Cash and cash equivalents, end of period                                        $     1,703,750           $    8,842,069
                                                                                ===============           ==============

Non cash activities:
  Increase (decrease) in Fair Value of MBS                                      $        15,437           $       (2,445)
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

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
         (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and
         2001.

         The results of operations for the three and six months ended June 30,
         2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of
         Financial Condition and Results of Operations included in this report.

2.       PIMs

         At June 30, 2002, the Partnership's remaining PIM had a fair market value of approximately $13,744,414 and gross unrealized gains of approximately $797,040. The PIM matures in 2031.

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

3.       MBS

         At June 30, 2002, the Partnership's MBS portfolio had an amortized cost of $2,812,886 and gross unrealized gains of $146,552. At June 30, 2002, the Partnership's insured mortgage loan had an amortized cost of
         $7,906,082 and a gross unrealized gain of $330,474. The portfolio has maturities ranging from 2016 to 2035.

                                          The accompanying notes are an integral
                                             part of the financial statements.

4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended
         June 30, 2002 is as follows:

                                                                            Accumulated          Total
                                            Limited             General    Comprehensive       Partners'
                                            Partners           Partners        Income            Equity
                                         -------------        ----------    ------------      --------------

Balance at December 31, 2001             $  41,486,071        $ (217,863)   $    131,115      $   41,399,323

Net income                                   2,072,994            64,113           -               2,137,107

Special Distribution                       (15,835,000)            -               -             (15,835,000)

Quarterly distributions                     (2,043,225)          (45,731)          -              (2,088,956)

Change in unrealized gain on MBS                 -                 -              15,437              15,437
                                         -------------       -----------     -----------      --------------
Balance at June 30, 2002                 $  25,680,840       $  (199,481)   $    146,552      $   25,627,911
                                         =============       ===========    ============      ==============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

------------------------------
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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.7 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

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
The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General
Partners have determined that the Partnership can maintain its current distribution rate of $0.08 per Limited Partner interest per quarter through the
November distribution.

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

Results of Operations

Net income decreased for the three months ending June 30, 2002 as compared to the same period ending June 30, 2001. This decrease is due primarily to decreases in basic interest income on PIMs, interest income on MBS, other interest income and participation income and an increase in general and administrative expenses net of decreases in asset management fees and amortization expense. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in the first quarter of 2002 and the payoff of the
Casa Marina PIM in June of 2001. Interest income on MBS decreased due to lower principal balances. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in the three-month period when compared to the same period in
2001. Participation income was greater in 2001 due to the payoff of the Casa
Marina PIM mentioned above. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments. Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Royal Palm Place PIM in April of
2001. General and administrative expense was higher in 2002 when compared to
2001 due to the overpayment of 2000 processing costs that were refunded in 2001.

Net income increased for the six months ended June 30, 2002 as compared to the same period ending June 30, 2001 due primarily to an increase in participation income and decreases in asset management fees and amortization expense. This was partially offset by a decrease in basic interest income on PIMs and an increase in general and administrative expense. Participation income increased due to the payoff of the Royal Palm Place PIM in the first quarter of 2002. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments. Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Royal Palm Place PIM in April of 2001. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM mentioned above and the
Casa Marina PIM in July of 2001. General and administrative expense was higher in 2002 when compared to 2001 due to the overpayment of 2000 processing costs that were refunded in 2001

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

At June 30, 2002, the Partnership includes in cash and cash equivalents approximately $1.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June
30, 2002, the Partnership's remaining PIM and MBS comprise the majority of the
Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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
                  None

         Item 5.  Other information
                  None

         Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
                        (99.1)Principal Executive Officer Certification
                              pursuant to 18 U.S.C. Section 1350, as adopted
                              pursuant to Section 906 of the Sarbanes-Oxley Act
                              of 2002.

                        (99.2)Chief Accounting Officer Certification pursuant
                              to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         None

                                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Krupp Insured Plus-III Limited Partnership
                                                                   (Registrant)

                                                 BY:    / s / Robert A. Barrows
                                                        --------------------------------------------------------
                                Robert A. Barrows
                                                        Treasurer and Chief Accounting Officer of
                                                        Krupp Plus Corporation, a General Partner.

         DATE:    August 13, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Plus III Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Douglas Krupp, Co-Chariman (Principal Executive Officer),
President and Director of Krupp Plus Corporation, a General Partner of the
Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss.
906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Douglas Krupp
--------------------------------
Douglas Krupp,
Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Plus III Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Robert A. Barrows, Chief Accounting Officer of Krupp Plus
Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Robert A. Barrows
-----------------------------
Robert A. Barrows,
Chief Accounting Officer