Form 10-Q
period 2002-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2002-11-13
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes |_|   No |X|

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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                    -------

                                     ASSETS

                                                         September 30,   December 31,
                                                             2002            2001
                                                         ------------    ------------
Participating Insured Mortgages ("PIMs")(Note 2)         $ 12,920,891    $ 27,762,795
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                  10,498,500      11,407,452
                                                         ------------    ------------

           Total mortgage investments                      23,419,391      39,170,247

Cash and cash equivalents                                   1,380,705       1,900,744
Interest receivable and other assets                          159,230         275,094
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $955,545                              --          36,194
Prepaid participation servicing fees, net of
 accumulated amortization of $319,934 and
 $293,743, respectively                                         8,730          34,921
                                                         ------------    ------------

          Total assets                                   $ 24,968,056    $ 41,417,200
                                                         ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                              $     15,939    $     17,877
                                                         ------------    ------------

Partners' equity (deficit) (Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)     25,003,625      41,486,071

  General Partners                                           (199,061)       (217,863)

  Accumulated comprehensive income                            147,553         131,115
                                                         ------------    ------------
           Total Partners' equity                          24,952,117      41,399,323
                                                         ------------    ------------
           Total liabilities and Partners' equity        $ 24,968,056    $ 41,417,200
                                                         ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                    -------

                                             For the Three Months     For the Nine Months
                                              Ended September 30,     Ended September 30,
                                              -------------------   -----------------------
                                                2002       2001        2002         2001
                                              --------   --------   ----------   ----------
Revenues:
  Interest income - PIMs:
    Basic interest                            $258,595   $569,759   $  880,393   $1,941,397
    Participation interest                          --         --    1,339,172       25,000
  Interest income - MBS                        197,883    221,734      609,225      679,593
  Other interest income                          7,492     28,960       49,464       87,858
                                              --------   --------   ----------   ----------

        Total revenues                         463,970    820,453    2,878,254    2,733,848
                                              --------   --------   ----------   ----------

Expenses:
  Asset management fee to an affiliate          44,279     74,621      142,563      244,092
  Expense reimbursements to affiliates          26,817     24,987       72,898       71,332
  Amortization of prepaid fees and expenses      8,730     39,188       62,385      174,823
  General and administrative                    29,095     68,217      108,252      119,951
                                              --------   --------   ----------   ----------

        Total expenses                         108,921    207,013      386,098      610,198
                                              --------   --------   ----------   ----------

Net income                                     355,049    613,440    2,492,156    2,123,650

Other comprehensive income:

   Net change in unrealized gain
        on MBS                                   1,001     61,029       16,438       58,584
                                              --------   --------   ----------   ----------

Total comprehensive income                    $356,050   $674,469   $2,508,594   $2,182,234
                                              ========   ========   ==========   ==========

Allocation of net income (Note 4):

  Limited Partners                            $344,397   $595,036   $2,417,391   $2,059,940
                                              ========   ========   ==========   ==========

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests
  outstanding)                                $    .03   $    .05   $      .19   $      .16
                                              ========   ========   ==========   ==========

  General Partners                            $ 10,652   $ 18,404   $   74,765   $   63,710
                                              ========   ========   ==========   ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                    -------

                                                                     For the Nine Months
                                                                      Ended September 30,
                                                                 ---------------------------
                                                                     2002            2001
                                                                 ------------    -----------
Operating activities:
   Net income                                                    $  2,492,156    $ 2,123,650
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                        62,385        174,823
      Shared Appreciation Interest                                 (1,004,379)       (15,000)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets             115,864         52,914
         Increase (decrease) in liabilities                            (1,938)       132,548
                                                                 ------------    -----------

         Net cash provided by operating activities                  1,664,088      2,468,935
                                                                 ------------    -----------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
     Interest of $1,004,379 in 2002 and $15,000 in 2001            15,846,283      6,835,529
     Principal collections on MBS                                     925,390        794,941
                                                                 ------------    -----------

         Net cash provided by investing activities                 16,771,673      7,630,470
                                                                 ------------    -----------

Financing activities:
   Quarterly distributions                                         (3,120,800)    (6,768,186)
   Special distributions                                          (15,835,000)    (3,140,502)
                                                                 ------------    -----------

         Net cash used for financing activities                   (18,955,800)    (9,908,688)
                                                                 ------------    -----------

Net increase (decrease) in cash and cash equivalents                 (520,039)       190,717

Cash and cash equivalents, beginning of period                      1,900,744      1,910,212
                                                                 ------------    -----------

Cash and cash equivalents, end of period                         $  1,380,705    $ 2,100,929
                                                                 ============    ===========

Non cash activities:
  Increase in Fair Value of MBS                                  $     16,438    $    58,584
                                                                 ============    ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                    -------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

      The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At September 30, 2002, the Partnership's remaining PIM had a fair market value of $13,849,645 and a gross unrealized gain of $928,754. Fair value assumes that the GNMA MBS portion of the PIM could be sold at prices that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the participation features. The PIM matures in 2031.

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

3.    MBS

      At September 30, 2002, the Partnership's MBS portfolio had an amortized cost of $2,458,784 and gross unrealized gains of $147,553. At September 30, 2002, the Partnership's insured mortgage loan had an amortized cost of $7,892,163 and a gross unrealized gain of $474,872. The portfolio has maturities ranging from 2016 to 2035.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                    -------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2002 is as follows:

                                                               Accumulated    Total
                                     Limited        General   Comprehensive  Partners'
                                     Partners       Partners     Income       Equity
                                   ------------    ---------    --------   ------------
Balance at December 31, 2001       $ 41,486,071    $(217,863)   $131,115   $ 41,399,323

Net income                            2,417,391       74,765          --      2,492,156

Special distribution                (15,835,000)          --          --    (15,835,000)

Quarterly distributions              (3,064,837)     (55,963)         --     (3,120,800)

Change in unrealized gain on MBS             --           --      16,438         16,438
                                   ------------    ---------    --------   ------------

Balance at September 30, 2002      $ 25,003,625    $(199,061)   $147,553   $ 24,952,117
                                   ============    =========    ========   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2001 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.4 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demands on the Partnership's liquidity is the quarterly distributions paid to investors, which are approximately $1.0 million. Funds for quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of MBS, interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will reduce its distribution rate of $0.08 per Limited Partner interest per quarter to $0.04 per Limited Partner interest per quarter effective with the February 2003 distribution.

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

In addition to providing insured and guaranteed monthly principal and basic interest payments from the GNMA MBS portion of the PIM, the Partnership's remaining PIM investment also may provide additional income through a participation interest in the underlying property. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the property is sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. Presently, the General Partners do not expect Harbor Club to pay the Partnership any participation interest or to be sold or refinanced during 2002. However, if favorable market conditions provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Harbor Club operates in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its market position. For fiscal year 2001, the property generated surplus cash and the Partnership has billed the borrower approximately $83,000 in participation interest. The Partnership received a letter from the borrower proposing that the surplus cash be used for repairs and maintenance to the property. The Partnership has not agreed to this proposal. The Partnership intends to send a default notice to the borrower and is evaluating its options.

The Partnership has the option to call its remaining PIM by accelerating the maturity of the loan. If the call feature is exercised then the insurance feature of the loan would be canceled. Therefore, the Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect this decision.

Critical Accounting Policy

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. Consummation of a transaction could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment to the Partnership from Surplus Cash relative to the participation feature

Results of Operations

Net income decreased during the three months ended September 30, 2002 when compared to the same period in 2001 due primarily to decreases in basic interest income on PIMs, interest income on MBS and other interest income net of decreases in asset management fees, amortization expense and general and administrative expenses. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in the first quarter of 2002. Interest income on MBS decreased due to lower principal balances which resulted from on-going repayments and prepayments. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in the three month period when compared to the same period in 2001. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments. Amortization expense decreased due to the full recognition of prepaid acquisition fees and expenses associated with the Harbor Club PIM in 2001. General and administrative expenses decreased due to a delay in the billing of the third quarter 2001 processing costs. Due to the delay, an estimate of these costs was recorded. This estimate was approximately $13,000 too high and was adjusted in the fourth quarter of 2001.

Net income increased during the nine months ended September 30, 2002 when compared to the same period in 2001 primarily due to an increase in participation income. This was partially offset by a decrease in basic interest income on PIMs. Participation income increased due to the payoff of the Royal Palm Place PIM in the first quarter of 2002. Basic interest income on PIMs decreased due to the Royal Palm Place PIM payoff noted above and the Casa Marina PIM payoff in June of 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At September 30, 2002, the Partnership includes in cash and cash equivalents approximately $1.0 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2002, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIM, the Partnership continues to monitor the borrower for any indication of a prepayment.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Principal Executive Officer and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph(a) above.

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

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (99.1) Principal Executive Officer Certification pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (99.2) Chief Accounting Officer Certification pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

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

                               Krupp Insured Plus-III Limited Partnership
                                             (Registrant)



                               BY: /s/ Robert A. Barrows
                                   ------------------------------------------
                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Plus Corporation, a General Partner.



DATE: November 11, 2002

Certifications

I, Douglas Krupp, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Plus - III Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                /s/ Douglas Krupp
                        ----------------------------------
                                  Douglas Krupp
                          Principal Executive Officer

Certifications

I, Robert A. Barrows, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Plus - III Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                              /s/ Robert A. Barrows
                        ----------------------------------
                                Robert A. Barrows
                            Chief Accounting Officer