Form 10-K/A
period 2001-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2003-01-07
CIK 832091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from____________to____________

      Commission file number 0-17691

                   Krupp Insured Plus-III Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                             04-3007489
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)

One Beacon Street, Boston, Massachusetts                           02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes  / /    No  /X/

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Item 15

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

The Partnership anticipates there will be sufficient cash flow from the mortgages to meet cash requirements. To the extent that the Partnership's cash flow should be insufficient to meet the Partnership's operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing. The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership. The Partnership may pledge mortgages as security for any permitted borrowing. The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner. However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement. The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms. However, this program allows for a call option at any time after ten years, upon one year's notice. The subordinated promissory note and subordinated mortgage that secure the participation feature of the GNMA PIM provides for acceleration of maturity at the earlier of the sale of the underlying property or the call date, typically expected to be a date ten years after the date of the final endorsement for mortgage insurance.

From time to time, the Partnership expects that it may realize the principal and participation in residual value, if any, of its mortgage before maturity. It was expected that the mortgages would be repaid after a period of ownership of approximately ten years from the dates of the closings of the permanent loans. Realization of the value of mortgages may, however, be at a later date.

The Partnership will not underwrite securities of other insurers, offer securities in exchange for property, invest in securities of other insurers for the purpose of exercising control or issue senior securities and has not engaged in any of these actives during the past. The Partnership has not repurchased or reacquired any of the partner interest from partners or units from unit holders in the past and does not intend to do so in the future. The Partnership may not make loans to any general partner or any affiliate of any general partner and will not make loans to any other persons, other than mortgage investments of the type described above.

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

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 2001 and 2000:

                                                        2000                                2001
                                             --------------------------         ------------------------------
                                                               Average                              Average
                                                 Amount        Per Unit             Amount          Per Unit
                                             -------------    ---------         -------------      -----------
Quarterly Distributions
   Limited Partners                          $   4,086,451    $     .32         $   6,895,888       $   .54
   General Partners                                 95,244            -               108,116             -
                                             -------------                      -------------

                                                 4,181,695                          7,004,004
                                             -------------                      -------------
Special Distributions
   Limited Partners                              6,768,186    $     .53            14,941,091       $  1.17
                                             -------------                      -------------

Total Distributions                          $  10,949,881                      $  21,945,095
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

With the payoff of the Royal Palm Place PIM in January 2002, the Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. Presently, the General Partners do not expect Harbor Club to pay the Partnership any participation interest or to be sold or refinanced during 2002. However, if favorable market conditions provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Harbor Club operates successfully in Ann Arbor, Michigan, which is a very competitive market with many newer apartment properties. Although Harbor Club has maintained occupancy rates in the mid 90% range for the past two years, most cash flow generated by the property is used for capital replacements and improvements that help it maintain its strong market position.

The Partnership has the option to call its remaining PIM by accelerating the maturity of the loan. If the call feature is exercised for both the participation feature and the MBS security portion of the PIM then the insurance feature of the loan would be canceled. Therefore, the Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect this decision.

CRITICAL ACCOUNTING POLICY

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA or Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSESSMENT OF CREDIT RISK

The Partnership's investments in its MBS portion of its PIM and its MBS are guaranteed and/or insured by the GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At December 31, 2001, the Partnership includes in cash and cash equivalents approximately $1.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

INTEREST RATE RISK

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2001, the Partnerships PIMs, and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investments to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they are scheduled to mature.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                                     Expected maturity dates ($ in thousands)
                            -------------------------------------------------------------------------------------------
                                                                                                  Total
                                                                                                   Face        Fair
                             2002       2003        2004       2005       2006     Thereafter     Value       Value(1)
                            -------------------------------------------------------------------------------------------
Interest-sensitive assets:

MBS                         $    595   $    515    $    449   $    394   $    349   $    8,992   $  11,294   $   11,629
WAIR                            7.51%      7.51%       7.51%      7.51%      7.51%        7.51%       7.51%

PIMs                          14,869        114         124        134        146       12,376      27,763       28,376
WAIR                            8.00%      8.00%       8.00%      8.00%      8.00%        8.00%        8.2%
                            --------   --------    --------   --------   ---------  ----------   ---------   ----------

Total Interest-
 sensitive assets           $ 15,464   $    629    $    573   $    528   $    495   $   21,368   $  39,057   $   40,005
                            ========   ========    ========   ========   =========  ==========   =========   ==========

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership's financial statements presented in Appendix A to this report. As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investments.

RESULTS OF OPERATIONS

The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.

                                                         (Amounts in Thousands)
                                               2001               2000                 1999
                                             -------            --------             --------
   Interest income on PIMs:
     Basic interest                          $ 2,511            $  2,755             $  4,210
     Participation interest                       25                   -                1,001
   Interest income on MBS                        894                 965                1,071
   Other interest income                         101                 278                  488
   Partnership expenses                         (553)               (624)                (732)
   Amortization of prepaid fees
    and expenses                                (214)               (380)              (1,107)
                                             -------            --------             --------

        Net income                           $ 2,764            $  2,994             $  4,931
                                             =======            ========             ========

Net income decreased during 2001 as compared to 2000 due primarily to decreases in basic interest on PIMs and other interest income net of a decrease in amortization expense. Basic interest on PIMs decreased primarily due to the payoff of the Casa Marina PIM in the second quarter of 2001. The decrease is partially offset by an increase in the interest rate for the Royal Palm Place PIM as specified in the workout agreement. Other interest income decreased due to lower average interest rates earned on cash balances available for short-term investing during 2001, when compared to 2000. Amortization expense decreased due to the full recognition of prepaid expenses relating to the Casa Marina and Royal Palm Place PIMs during the second quarter of 2001.

Net income decreased during 2000 as compared to 1999 due primarily to lower basic and participation interest on PIMs and lower other interest income net of lower amortization expense. Basic interest on PIMs decreased due to the payoffs of the Windsor Court, Mill Ponds Apartments and Marina Shores PIMs in 1999. Participation income decreased in 2000 as a result of the PIM prepayments mentioned above. The decrease in other interest income is primarily due to the Partnership having lower average short-term investment balances during the twelve months ended December 31, 2000 when compared to the corresponding period in 1999. Amortization expense decreased due to the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1999.

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

                                             Position with
              Name and Age                   Krupp Plus Corporation
              ------------                   ----------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,261 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of the 2.5% general partner interest held by Krupp Plus Corporation, the 97.5% general partner interest held by Mortgage Services Partners Limited Partnership and the 100 limited partner interests (0.0008% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to .75% per annum of the remaining face value of the Partnership's mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in the amount equal to .3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership. During 2001, Mortgage Services Partners Limited Partnership, a General Partner, received $318,136 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to the investors and legal fees and expenses. During 2001, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $96,318 in reimbursements.

During 2001, the General Partners received distributions totaling $95,244 related to their 3% share of Distributable Cash Flow.

ITEM 14. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) REPORTS ON FORM 8-K

    During the last quarter of the year ended December 31, 2001, the did not file any reports on Form 8-K.

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

                    State on June 22, 1988. [Exhibit 4.4 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

       (10)    MATERIAL CONTRACTS:


     (10.1) Revised form of Escrow Agreement [Exhibit 10.1 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)]*

     (10.2) Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Registration Statement on Form S-11 dated April 20, 1988 (File No. 33-21200)].*

        HARBOR CLUB APARTMENTS

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

     (10.5) Prospectus for FNMA Pool No. MB-109057. [Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

     (10.6) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida Limited Partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

     (10.7) Modification Agreement dated March 20, 1991, between Royal Palm Place, Ltd., and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17691)].*

     (10.8) Participation Agreement dated March 20, 1991 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17691)].*

     (10.9) Amended and Restated Subordinated Promissory Note by and between Royal Palm, Ltd. and Krupp Insured Plus-III Limited Partnership.[Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-17691)].*

       (99)    OTHER:

     (99.1) Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99.2)         Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanex-Oxley Act of 2002.

     * Incorporated by reference
     + Filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January, 2003.

                                  KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                  By:  Krupp Plus Corporation,
                                       a General Partner


                                  By:  /s/ Douglas Krupp
                                       -----------------
                                       Douglas Krupp, President,  Co-Chairman
                                       (Principal  Executive Officer) and
                                       Director of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of January, 2003.

     SIGNATURES                              TITLE(s)

/s/ Douglas Krupp                      President, Co-Chairman
-----------------------------          (Principal Executive Officer),
Douglas Krupp                          and Director of Krupp Plus Corporation,
                                       a General Partner


/s/ George Krupp                       Co-Chairman (Principal Executive Officer)
-----------------------------          and Director of  Krupp Plus Corporation,
George Krupp                           a General Partner.


/s/ Peter F. Donovan                   Senior Vice President of Krupp Plus
-----------------------------          Corporation, a General Partner
Peter F. Donovan


/s/ Robert A. Barrows                  Treasurer and Chief Accounting Officer
------------------------------         of Krupp Plus Corporation, a
Robert A. Barrows                      General Partner.

CERTIFICATIONS

     I, Douglas Krupp, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Plus - III Limited Partnership;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date: January 7, 2003


                                            /s/ Douglas Krupp
                                      ---------------------------
                                             Douglas Krupp
                                      Principal Executive Officer

CERTIFICATIONS

     I, Robert A. Barrows, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Plus - III Limited Partnership;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date: January 7, 2003


                                          /s/ Robert A. Barrows
                                         ------------------------
                                            Robert A. Barrows
                                         Chief Accounting Officer

                                   APPENDIX A

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                -----------------



                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                -----------------

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

                                -----------------



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



PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                -----------------

                                                                        2001                2000
                                                                   -------------       --------------
                        ASSETS

Participating Insured Mortgages ("PIMs")
 (Notes B, C, H and I)                                             $  27,762,795       $   34,608,223
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Notes B, D and H)                                   11,407,452           12,453,025
                                                                   -------------       --------------

         Total mortgage investments                                   39,170,247           47,061,248

Cash and cash equivalents (Notes B, C and H)                           1,900,744            1,910,212
Interest receivable and other assets                                     275,094              328,054
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $955,545 and
 $2,201,139, respectively (Note B)                                        36,194              200,938
Prepaid participation servicing fees, net of
 accumulated amortization of $293,743 and
 $803,998, respectively (Note B)                                          34,921               84,189
                                                                   -------------       --------------

         Total assets                                              $  41,417,200       $   49,584,641
                                                                   =============       ==============

           LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                        $      17,877       $       17,650
                                                                   -------------       --------------

Partners' equity (deficit) (Notes A, C, E and I):

  Limited Partners                                                    41,486,071           49,660,074
   (12,770,261 Limited Partner interests outstanding)

  General Partners                                                      (217,863)            (205,525)

  Accumulated Comprehensive Income (Note B)                              131,115              112,442
                                                                   -------------       --------------

         Total Partners' equity                                       41,399,323           49,566,991
                                                                   -------------       --------------

         Total liabilities and Partners' equity                    $  41,417,200       $   49,584,641
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

                                -----------------

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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                -----------------

                                                                                     Accumulated           Total
                                              Limited              General          Comprehensive         Partners'
                                              Partners             Partners            Income              Equity
                                           -------------         -----------        -------------       --------------
Balance at December 31, 1998               $  94,969,742         $  (157,989)       $     327,489       $   95,139,242

Net income                                     4,782,659             147,917                    -            4,930,576

Quarterly distributions                       (9,705,323)           (177,147)                   -           (9,882,470)

Special distributions                        (21,453,869)                  -                    -          (21,453,869)

Change in unrealized gain on MBS                       -                   -             (326,520)            (326,520)
                                           -------------         -----------        -------------       --------------

Balance at December 31, 1999                  68,593,209            (187,219)                 969           68,406,959

Net income                                     2,903,844              89,810                    -            2,993,654

Quarterly distributions                       (6,895,888)           (108,116)                   -           (7,004,004)

Special distributions                        (14,941,091)                  -                    -          (14,941,091)

Change in unrealized gain on MBS                       -                   -              111,473              111,473
                                           -------------         -----------        -------------       --------------

Balance at December 31, 2000                  49,660,074            (205,525)             112,442           49,566,991

Net income                                     2,680,634              82,906                    -            2,763,540

Quarterly distributions                       (4,086,451)            (95,244)                   -           (4,181,695)

Special distributions                         (6,768,186)                  -                    -           (6,768,186)

Change in unrealized gain on MBS                       -                   -               18,673               18,673
                                           -------------         -----------        -------------       --------------

Balance at December 31, 2001               $  41,486,071         $  (217,863)       $     131,115       $   41,399,323
                                           =============         ===========        =============       ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                -----------------

                                                                            2001                   2000                 1999
                                                                        ------------           ------------         ------------
Operating activities:
   Net income                                                           $  2,763,540           $  2,993,654         $  4,930,576
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of prepaid fees and expenses                              214,012                380,069            1,106,566
      Shared Appreciation Interest and prepayment premium                    (15,000)                     -             (828,829)
      Changes in assets and liabilities:
         Decrease (increase) in interest
          receivable and other assets                                         52,960                317,642              (57,677)
         Increase (decrease) in liabilities                                      227                 (1,898)            (141,891)
                                                                        ------------           ------------         ------------

            Net cash provided by operating activities                      3,015,739              3,689,467            5,008,745
                                                                        ------------           ------------         ------------

Investing activities:
  Principal collections on PIMs including
      Shared Appreciation Interest and prepayment premium
      of $15,000 in 2001 and $828,829 in 1999, respectively                6,860,428                321,166           36,396,881
  Principal collections on MBS                                             1,064,246                607,297            2,322,861
                                                                        ------------           ------------         ------------

            Net cash provided by investing activities                      7,924,674                928,463           38,719,742
                                                                        ------------           ------------         ------------

Financing activities:
      Special distributions                                               (6,768,186)           (14,941,091)         (21,453,869)
      Quarterly distributions                                             (4,181,695)            (7,004,004)          (9,882,470)
                                                                        ------------           ------------         ------------

            Net cash used for financing activities                       (10,949,881)           (21,945,095)         (31,336,339)
                                                                        ------------           ------------         ------------

Net (decrease) increase in cash and cash equivalents                          (9,468)           (17,327,165)          12,392,148

Cash and cash equivalents, beginning of  period                            1,910,212             19,237,377            6,845,229
                                                                        ------------           ------------         ------------

Cash and cash equivalents, end of period                                $  1,900,744           $  1,910,212         $ 19,237,377
                                                                        ============           ============         ============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                             $     18,673           $    111,473         $   (326,520)
                                                                        ============           ============         ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                -----------------

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

      MBS

      The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

      The Partnership also holds a Federal Housing Administration ("FHA") insured mortgage which is classified as MBS. The Partnership holds this loan at amortized cost and does not establish loan loss reserves on this investment as it is fully insured by the FHA.

      PIMs

      The Partnership accounts for its MBS portion of a PIM investment in accordance with FAS 115, under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.

      Basic interest on PIMs is recognized based on the stated coupon rate of the Government National Mortgage Association ("GNMA") or Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale of underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

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

                                -----------------

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

                                -----------------

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

                                -----------------

C.    PIMs, continued

      At December 31, 2001 and 2000 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

      The Partnership's PIMs consist of the following at December 31, 2001 and 2000:


                                                                                                   Investment Basis at
                   Original                                                Approximate                December 31,
                     Face         Interest                Maturity            Monthly       --------------------------------
PIMs                Amount         Rate(a)                Dates(f)           Payment(g)         2001               2000
----             -------------    --------               ----------        ------------     -------------      -------------
GNMA
Casa Marina
  Apts.
Miami, FL        $   7,099,700            -                       -         $         -     $           -      $   6,748,832

Harbor Club
  Apts.
Ann Arbor, MI       13,562,000         8.00%(c)(d)(e)      10/15/31              95,000        12,998,733         13,095,330
                 -------------                                                              -------------      -------------

                    20,661,700                                                                 12,998,733         19,844,162
                 -------------                                                              -------------      -------------
FANNIE MAE
Royal Palm Pl.
  Apts
Kendall, FL         15,978,742        8.375%(b)(h)           4/1/06             103,000        14,764,062         14,764,061
                 -------------                                                              -------------      -------------

  Total          $  36,640,442                                                              $  27,762,795(i)   $  34,608,223
                 =============                                                              =============      =============

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

                                -----------------

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

     (i) The aggregate cost of PIMs for federal income tax purposes is $27,762,795.

         A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2001 is as follows:

                                                          2001                 2000                   1999
                                                    ---------------       -------------          ---------------
Balance at beginning of period                      $    34,608,223       $  34,929,389          $    70,497,441

Deductions during period:
 Principal collections                                   (6,845,428)           (321,166)             (35,568,052)
                                                    ---------------       -------------          ---------------

Balance at end of period                            $    27,762,795       $  34,608,223          $    34,929,389
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

                                                                                            Unrealized
                  Maturity Date                              Fair Value                        Gain
                 ---------------                           -------------                  -------------
                  2002 - 2006                              $           -                  $           -
                  2007 - 2011                                          -                              -
                  2012 - 2035                                 11,629,422                        353,085
                                                           -------------                  ------------

                     Total                                 $  11,629,422                  $     353,085
                                                           =============                  =============

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                -----------------

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

      As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                       Corporate                       Accumulated             Total
                                                        Limited        General        Comprehensive           Partners'
                                  Unitholders           Partner        Partners           Income               Equity
                                ---------------        ---------     ------------     -------------        ---------------
Capital contributions           $   254,686,736        $   2,000     $      3,000       $         -        $   254,691,736

Syndication costs                   (15,834,700)               -                -                 -            (15,834,700)

Quarterly distributions            (193,374,105)          (1,625)      (4,445,830)                -           (197,821,560)

Special distributions              (140,598,377)          (1,101)               -                 -           (140,599,478)

Net income                          136,606,104            1,139        4,224,967                 -            140,832,210

Unrealized gains on MBS                       -                -                -           131,115                131,115
                                ---------------        ---------     ------------       -----------        ---------------

Total at December 31, 2001      $    41,485,658        $     413     $   (217,863)      $   131,115        $    41,399,323
                                ===============        =========     ============       ===========        ===============

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                -----------------

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
                                                                                             ============

      The allocation of the net income for federal income tax purposes for 2001 is as follows:

                                                                                               Portfolio
                                                                                                Income
                                                                                             ------------
       Unitholders                                                                           $  2,316,739
       Corporate Limited Partner                                                                       18
       General Partners                                                                            70,879
                                                                                             ------------
                                                                                             $  2,387,636
                                                                                             ============

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

                                -----------------

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