Form 10-K
period 2002-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2003-03-31
CIK 832091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17691

Krupp Insured Plus-III Limited Partnership

(Exact name of registrant as specified in its charter)

Massachusetts	04-3007489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  (617) 523-0066

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

Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐     No  ☒

Aggregate market value of voting securities held by non-affiliates:  Not applicable.

Documents incorporated by reference:  see Item 15

The exhibit index is located on page 10-11

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward looking statements as a result of a number of factors, including those identified herein.

ITEM 1.          BUSINESS

Krupp Insured Plus-III Limited Partnership (the “Partnership”) is a Massachusetts limited partnership which was formed on March 21, 1988.  The Partnership raised approximately $255 million through a public offering of limited partner interests evidenced by units of depositary receipts (“Units”) and used the net proceeds primarily to acquire participating insured mortgages (“PIMs”) and mortgage-backed securities (“MBS”).  The Partnership considers itself to be engaged in only one industry segment, investment in mortgages.

The Partnership’s remaining PIM investment consists of a MBS (the “insured mortgage”) guaranteed as to principal and basic interest and a participation feature that is not insured nor guaranteed.  The insured mortgage was issued or originated under or in connection with the housing programs of the Government National Mortgage Association (“GNMA”).  The PIM provides the Partnership with monthly payments of principal and interest on the insured mortgage and also provides for Partnership participation in the current revenue stream and in residual value, if any, as a result of a sale or other realization of the underlying property.  The borrower conveys the participation rights to the Partnership through a subordinated promissory note and mortgage.

The Partnership also has investments in MBS collateralized by single-family or multi-family mortgage loans issued or originated by Fannie Mae, the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal Housing Administration (“FHA”). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively. The Department of Housing and Urban Development (“HUD”) insures the FHA mortgage loan.

The Partnership must distribute proceeds received from prepayments or other realization of the mortgages to the investors through quarterly or possibly special distributions.

Although the Partnership will terminate no later than December 31, 2028 it is expected that the value of the remaining PIM will be realized by the Partnership through repayment well before December 31, 2028 and that the Partnership may realize the value of all of its other investments well before December 31, 2028.

The Partnership’s investments are not expected to be subject to seasonal fluctuations.  However, the future performance of the Partnership will depend upon certain factors which cannot be predicted.  Such factors include interest rate fluctuations and the credit worthiness of Fannie Mae, GNMA, HUD and FHLMC. Any ultimate realization of the participation features on the remaining PIM are subject to similar risks associated with equity real estate investments, including:  reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in government regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

The Partnership anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements.  To the extent that the Partnership’s cash flow should be insufficient to meet the Partnership’s operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing.  The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership.  The Partnership may pledge mortgages as security for any permitted borrowing.  The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner.  However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement.  The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms.  However, this program allows for a call option at any time after ten years, upon one year’s notice.  The subordinated promissory note and subordinated mortgage that secure the participation feature of the GNMA PIM provides for acceleration of maturity at the earlier of the sale of the underlying property or the call date, typically expected to be a date ten years after the date of the final endorsement for mortgage insurance.

The Partnership will not underwrite securities of other issuers, offer securities in exchange for property, invest in securities of other issuers for the purpose of exercising control or issue senior securities and has not engaged in any of these actives during the past.  The Partnership has not repurchased or reacquired any of the partner interests from partners or Units from Unitholders in the past and does not intend to do so in the future.  The Partnership may not make loans to any general partner or any affiliate of any general partner and will not make loans to any other persons, other than mortgage investments of the type described above.

The requirements for compliance with federal, state and local regulations to date have not had a material adverse effect on the Partnership’s operations, and no material adverse effect therefrom is now anticipated in the future.

As of December 31, 2002, no personnel were directly employed by the Partnership.

ITEM 2.          PROPERTIES

None.

ITEM 3.          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments are the subject.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2002 was approximately 9,600.  One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages.  The Partnership anticipates that future operations will continue to generate cash available for distributions.

During March 2002, the Partnership made a special distribution of $1.24 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received from the Royal Palm Place PIM.

During July 2001, the Partnership made a special distribution of $0.53 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest and Minimum Additional Interest from the Casa Marina PIM.

The Partnership may make special distributions in the future if the remaining PIM prepays or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 2002 and 2001:

	2002		2001
	Amount	Average Per Unit	Amount	Average Per Unit

Quarterly Distributions
Limited Partners	$4,086,450	$0.32	$4,086,451	$0.32
General Partners	66,876	—	95,244	—

	4,153,326		4,181,695
Special Distributions
Limited Partners	15,835,000	1.24	6,768,186	$0.53

Total Distributions	$19,988,326		$10,949,881

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership’s financial position and operating results. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.

	2002	2001	2000	1999	1998

Total revenues	$3,465,405	$3,531,049	$3,998,335	$6,770,135	$10,782,454

Net income	2,953,935	2,763,540	2,993,654	4,930,576	7,713,323

Net income allocated to:
Limited Partners	2,865,317	2,680,634	2,903,844	4,782,659	7,481,923
Average per Unit	0.22	0.21	0.23	0.37	0.59

General Partners	88,618	82,906	89,810	147,917	231,400

Total assets at December 31	24,416,786	41,417,200	49,584,641	68,426,507	95,300,681

Distributions to:
Quarterly to Limited Partners	4,086,450	4,086,451	6,895,888	9,705,323	11,110,042
Average per Unit	0.32	0.32	0.54	0.76	0.87

Special	15,835,000	6,768,186	14,941,091	21,453,869	73,811,533
Average per Unit	1.24	0.53	1.17	1.68	5.78

General Partners	66,876	95,244	108,116	177,147	310,551

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its affiliates, including the General Partners.

Liquidity and Capital Resources

The most significant demands on the Partnership’s liquidity is the quarterly distributions paid to investors, which are approximately $511,000 per quarter.  Funds for quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of MBS and interest earned on the Partnership’s cash and cash equivalents.  The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership.  As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors.  The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions.  To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution.  Based on current projections, the General Partners have determined that the Partnership will pay a distribution of $0.04 per Limited Partner interest per quarter commencing with the February 2003 distribution.

In addition to providing insured and guaranteed monthly principal and basic interest payments from the GNMA MBS portion of the PIM, the Partnership’s remaining PIM investment also may provide additional income through a participation interest in the underlying property.  The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the property is sold or refinanced.  However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.  During 2002, the Partnership received a prepayment of the Royal Palm Place Subordinated Promissory note. On January 2, 2002, the Partnership received $1,004,379 of Shared Appreciation Interest and $334,793 of Minimum Additional Interest.  On February 25, 2002, the Partnership received $14,764,062 representing the principal proceeds on the first mortgage.  On March 19, 2002, the Partnership paid a special distribution of $1.24 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

During June 2001, the Partnership received a payoff of the Casa Marina PIM in the amount of $6,727,016.  In addition, the Partnership received $15,000 of Shared Appreciation Interest and $10,000 of Minimum Additional Interest upon the payoff of the underlying mortgage.  On July 18, 2001, the Partnership paid a special distribution of $0.53 per Limited Partner interest from the principal proceeds and Shared Appreciation received from Casa Marina.

During January 2000, the Partnership paid a special distribution of $1.17 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received from the Marina Shores Apartments PIM payoff in December of 1999.

The Partnership’s only remaining PIM investment is backed by the first mortgage loan on Harbor Club.  Presently, the General Partners do not expect the property to be sold or refinanced during 2003.  However, if favorable market conditions were to provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a repayment of the first mortgage loan.  In response to more competitive market conditions brought on by low interest rates and low unemployment, which encourages more home ownership, Harbor Club began offering generous concessions to attract residents.  Although occupancy has remained steady in the high 80% range, the effective rent collected has dropped to the mid 80% range as a result of the concessions.

Historically, any cash flow generated by the property was used for capital replacements and improvements to help maintain market position, and there was no surplus cash available for distribution to the Partnership.  However, in fiscal year 2001, improving property operations did generate cash flow that exceeded the immediate cash requirements deemed necessary for 2001, and at the end of the year, there was surplus cash.  Consequently, the Partnership billed the borrower approximately $83,000 in participation interest, and when payment was not forthcoming, sent a default letter to the borrower notifying them of the failure to comply with the terms of the Subordinated Promissory Note agreement to pay participating interest from the surplus cash generated in 2001.

In response to the default notice, the borrower informed the Partnership that its intention was to hold surplus cash at the property until sufficient funds were available to replace the deteriorating exterior siding.  The borrower has provided documentation to the Partnership that supports its plan to undertake this major capital project at a cost in excess of $300,000.  Therefore, the Partnership has agreed to rescind the default notice and let the borrower use surplus cash for major capital projects on the condition that the borrower confirms that the surplus cash will not be distributed to the owner.  As a result the Partnership did not recognize any income related to its share of surplus cash.

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

Critical Accounting Policies

The Partnership’s critical accounting policies relate to revenue recognition related to the Partnership’s remaining PIM investment, the amortization of Prepaid Fees and Expenses and the carrying value of the MBS.  The Partnership’s policies are as follows:

The Partnership accounts for its MBS portion of its PIM investment in accordance with Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), under the classification of held to maturity as this investment has a participation feature.  As a result, the Partnership would not sell or otherwise dispose of the MBS.  Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.  The Partnership, in accordance with FAS115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ Equity.  The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.  The Partnership also holds a Federal Housing Administration (“FHA”) insured mortgage which is classified as MBS.  The Partnership holds this loan at amortized cost and does not establish loan loss reserves on this investment as it is fully insured by the FHA.

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

Prepaid fees and expenses consisted of prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs.  The Partnership amortized the prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.  The Partnership amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten year period beginning at final endorsement of the GNMA loan and at closing if a Fannie Mae loan.  Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership’s investments in its MBS portion of its PIM and its MBS are guaranteed and/or insured by the GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At December 31, 2002, the Partnership includes in cash and cash equivalents approximately $898,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership’s net income, comprehensive income or financial condition to adverse movements in interest rates.  At December 31, 2002, the Partnerships remaining PIM and MBS comprise the majority of the Partnership’s assets.  Decreases in interest rates may accelerate the prepayment of the Partnership’s investments.  The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy.  For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg.  For its remaining PIM, the Partnership continues to monitor the borrower for any indication of prepayment.

The table below provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates (“WAIR”) by expected maturity dates.  The expected maturity date is contractual maturity adjusted for expectations of prepayments.

	Expected maturity dates ($in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total Face Value	Fair Value (1)

Interest-sensitive assets:

MBS	$488	$407	$344	$294	$256	$8,237	$10,026	$10,650
WAIR	7.48%	7.48%	7.48%	7.48%	7.48%	7.48%	7.48%

PIM	114	124	134	146	158	12,218	12,894	13,921
WAIR	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

Total Interest-sensitive assets	$602	$531	$478	$440	$414	$20,455	$22,920	$24,571

(1)The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership’s financial statements presented in Appendix A to this report.  As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investments.

Also included in the Partnership’s assets are cash and cash equivalents.  Due to the short term maturity of these investments, generally less than three months, the Partnership is not exposed to significant interest rate risk on these investments.

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2002, 2001 and 2000.

	(Amounts in Thousands)
	2002	2001	2000
Interest income on PIMs:
Basic interest	$1,138	$2,511	$2,755
Participation interest	1,339	25	—
Interest income on MBS	800	894	965
Other interest income	188	101	278
Partnership expenses	(440)	(553)	(624)
Amortization of prepaid fees and expenses	(71)	(214)	(380)

Net income	$2,954	$2,764	$2,994

Net income increased during 2002 when compared to 2001 due to an increase in participation interest and a decrease in amortization expense net of a decrease in basic interest income on PIMs.  Participation interest increased due to the collection of Shared Appreciation Interest and Shared Interest Income from the Royal Palm Place payoff.  Amortization expense decreased primarily due to the full recognition of prepaid fees and expenses associated with the Casa Marina and Royal Palm Place PIMs during 2001.  Basic interest income decreased due to the payoff of the Royal Palm Place PIM in February 2002 and the Casa Marina PIM in June of 2001.

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

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers.  Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

Name and Age	Position with Krupp Plus Corporation

Douglas Krupp (56)	President, Co-Chairman of the Board and Director
George Krupp (58)	Co-Chairman of the Board and Director
Peter F. Donovan (49)	Senior Vice President
Ronald Halpern (61)	Senior Vice President
Carol J. C. Mills (53)	Vice President
Alan Reese (49)	Vice President and Treasurer

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

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master’s Degree in History from Brown University.  Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm.  Berkshire Mortgage Finance is the 12th largest servicer of commercial mortgage loans in the United States with a servicing and asset management portfolio of $16.4 billion.  Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm.  Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties.  Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.  Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance.  He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company.  Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance.

Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices.  Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the Mortgage Bankers Association Multifamily Housing Committee.   He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance.  Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, information technology, mortgage trading desk and loan servicing functions.  Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003.  Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000.  Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998.  In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990.  Mr. Reese presently serves on the Board of Trustees for Berklee College of Music.  He received a B.B.A. degree from the University of Wisconsin – Eau Claire and is a Certified Public Accountant.

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $16.4 -billion portfolio of loans.  Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.  From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, Massachusetts.  Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University.  Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.  Ms. Mills is currently a member of the Servicing Advisory Council for Freddie Mac.

ITEM 11.        EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership’s 12,770,261 outstanding Limited Partner interests.  The only interests held by management or its affiliates consist of the 2.5% general partner interest held by Krupp Plus Corporation, the 97.5% general partner interest held by Mortgage Services Partners Limited Partnership and the 100 limited partner interests (0.0008% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

Under the terms of the Partnership Agreement, profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to 0.75% per annum of the remaining face value of the Partnership’s mortgage assets, payable quarterly.  The General Partners may also receive an incentive management fee in the amount equal to 0.3% per annum on the Partnership’s total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.  During 2002, Mortgage Services Partners Limited Partnership, a General Partner, received $186,139 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to the investors and legal fees and expenses.  During 2002, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $99,709 in reimbursements

During 2002, the General Partners received distributions totaling $66,876 related to their 3% share of Distributable Cash Flow.

ITEM 14.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Principal Executive Officer and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

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

(b)        Reports on Form 8–K

During the last quarter of the year ended December 31, 2002, the Partnership did not file any reports on Form 8-K.

(c)       Exhibits:

Number and Description

Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S–K:

(4)	Instruments defining the rights of security holders including indentures:

(4.1)	Agreement of Limited Partnership dated as of June 22, 1988 [Exhibit A included in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

(4.2)

Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Agreement of Limited Partnership [Exhibit D included in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

(4.3)

Copy of First Amended and Restated Certificate of Limited Partnership filed with the Massachusetts Secretary of State on June 22, 1988.  [Exhibit 4.4 to Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)].*

(10)	Material Contracts:

(10.1)		Revised form of Escrow Agreement [Exhibit 10.1 to Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated June 22, 1988 (File No. 33-21200)] *

(10.2)		Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant’s Registration Statement on Form S-11 dated April 20, 1988 (File No. 33-21200)].*

Harbor Club Apartments

(10.3)		Prospectus for GNMA Pool No. 259237(CS) and 259238(PN). [Exhibit 19.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

(10.4)

Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership.  [Exhibit 19.4 to Registrant’s Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

(99)	Other:

(99.1)		Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(99.2)		Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Incorporated by reference

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

By:	Krupp Plus Corporation,
a General Partner

By:	/s/ Douglas Krupp
Douglas Krupp, President, Co-Chairman (Principal Executive Officer) and Director of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2003.

Signatures	Title(s)

/s/ Douglas Krupp	President, Co-Chairman (Principal Executive Officer), and Director of
Douglas Krupp	Krupp Plus Corporation, a General Partner

/s/ George Krupp	Co-Chairman (Principal Executive Officer) and Director of Krupp Plus
George Krupp	Corporation, a General Partner.

/s/ Peter F. Donovan	Senior Vice President of Krupp Plus Corporation, a General Partner
Peter F. Donovan

/s/ Alan Reese	Treasurer and Chief Accounting Officer of Krupp Plus Corporation,
Alan Reese	a General Partner.

Certifications

I, Douglas Krupp, certify that:

1.               I have reviewed this annual report on Form 10-K of Krupp Insured Plus - III Limited Partnership;

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Douglas Krupp
Douglas Krupp
Principal Executive Officer

Certifications

I, Alan Reese, certify that:

1.               I have reviewed this annual report on Form 10-K of Krupp Insured Plus - III Limited Partnership;

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

7.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

8.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

9.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 14, 2003

/s/ Alan Reese
Alan Reese
Chief Accounting Officer

APPENDIX A

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND SCHEDULE

ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of

Krupp Insured Plus-III Limited Partnership:

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership (the “Partnership”) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2003

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS

Participating Insured Mortgages (“PIMs”) (Notes B, C and H)	$12,893,859	$27,762,795
Mortgage-Backed Securities and insured mortgage (“MBS”)(Notes B, D and H)	10,157,171	11,407,452

Total mortgage investments	23,051,030	39,170,247

Cash and cash equivalents (Notes B, C and H)	1,209,070	1,900,744
Interest receivable and other assets	156,686	275,094
Prepaid acquisition fees and expenses, net of accumulated amortization of $0 and $955,545, respectively (Note B)	—	36,194
Prepaid participation servicing fees, net of accumulated amortization of $0 and $293,743, respectively (Note B)	—	34,921

Total assets	$24,416,786	$41,417,200

LIABILITIES AND PARTNERS’ EQUITY

Liabilities	$40,505	$17,877

Partners’ equity (deficit) (Notes A, C and E):

Limited Partners (12,770,261) Limited Partner interests outstanding	24,429,938	41,486,071

General Partners	(196,121)	(217,863)

Accumulated Comprehensive Income (Note B)	142,464	131,115

Total Partners’ equity	24,376,281	41,399,323

Total liabilities and Partners’ equity	$24,416,786	$41,417,200

The accompanying notes are an integral

part of the financial statements.

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:(Notes B, C and D)
Interest income - PIMs:
Basic interest	$1,138,451	$2,510,661	$2,755,352
Participation interest	1,339,172	25,000	—
Interest income - MBS	799,498	894,099	964,919
Other interest income	188,284	101,289	278,064

Total revenues	3,465,405	3,531,049	3,998,335

Expenses:
Asset management fee to an affiliate (Note F)	186,139	318,136	354,888
Expense reimbursements to affiliates (Note F)	99,709	96,318	97,729
Amortization of prepaid fees and expenses (Note B)	71,115	214,012	380,069
General and administrative	154,507	139,043	171,995

Total expenses	511,470	767,509	1,004,681

Net income (Notes E and G)	2,953,935	2,763,540	2,993,654

Other comprehensive income:

Net change in unrealized gain on MBS	11,349	18,673	111,473

Total comprehensive income	$2,965,284	$2,782,213	$3,105,127

Allocation of net income (Notes E and G):

Limited Partners	$2,865,317	$2,680,634	$2,903,844

Average net income per Limited Partner interest (12,770,261 Limited Partner interests outstanding)	$0.22	$0.21	$0.23

General Partners	$88,618	$82,906	$89,810

The accompanying notes are an integral

part of the financial statements.

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Limited Partners	General Partners	Accumulated Comprehensive Income	Total Partners’ Equity

Balance at December 31, 1999	$68,593,209	$(187,219)	$969	$68,406,959

Net income	2,903,844	89,810	—	2,993,654

Quarterly distributions	(6,895,888)	(108,116)	—	(7,004,004)

Special distributions	(14,941,091)	—	—	(14,941,091)

Change in unrealized gain on MBS	—	—	111,473	111,473

Balance at December 31, 2000	49,660,074	(205,525)	112,442	49,566,991

Net income	2,680,634	82,906	-	2,763,540

Quarterly distributions	(4,086,451)	(95,244)	-	(4,181,695)

Special distributions	(6,768,186)	-	-	(6,768,186)

Change in unrealized gain on MBS	—	—	18,673	18,673

Balance at December 31, 2001	41,486,071	(217,863)	131,115	41,399,323

Net income	2,865,317	88,618	—	2,953,935

Quarterly distributions	(4,086,450)	(66,876)	—	(4,153,326)

Special distributions	(15,835,000)	—	—	(15,835,000)

Change in unrealized gain on MBS	—	—	11,349	11,349

Balance at December 31, 2002	$24,429,938	$(196,121)	$142,464	$24,376,281

The accompanying notes are an integral

part of the financial statements.

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating activities:
Net income	$2,953,935	$2,763,540	$2,993,654
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid fees and expenses	71,115	214,012	380,069
Shared Appreciation Interest	(1,004,379)	(15,000)	—
Changes in assets and liabilities:
Decrease in interest receivable and other assets	118,408	52,960	317,642
Increase (decrease) in liabilities	22,628	227	(1,898)

Net cash provided by operating activities	2,161,707	3,015,739	3,689,467

Investing activities:
Principal collections on PIMs including Shared Appreciation Interest of $1,004,379 in 2002 and $15,000 in 2001, respectively	15,873,315	6,860,428	321,166
Principal collections on MBS	1,261,630	1,064,246	607,297

Net cash provided by investing activities	17,134,945	7,924,674	928,463

Financing activities:
Special distributions	(15,835,000)	(6,768,186)	(14,941,091)
Quarterly distributions	(4,153,326)	(4,181,695)	(7,004,004)

Net cash used for financing activities	(19,988,326)	(10,949,881)	(21,945,095)

Net decrease in cash and cash equivalents	(691,674)	(9,468)	(17,327,165)

Cash and cash equivalents, beginning of period	1,900,744	1,910,212	19,237,377

Cash and cash equivalents, end of period	$1,209,070	$1,900,744	$1,910,212

Non cash activities:
Increase in Fair Value of MBS	$11,349	$18,673	$111,473

The accompanying notes are an integral

part of the financial statements.

KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

A.      Organization

Krupp Insured Plus-III Limited Partnership (the “Partnership”) was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000.  The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

B.      Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which differ in certain respects from those used for federal income tax purposes (Note G):

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MBS

The Partnership, in accordance with Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ Equity.  The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

The Partnership also holds a Federal Housing Administration (“FHA”) insured mortgage which is classified as MBS.  The Partnership holds this loan at amortized cost and does not establish loan loss reserves on this investment as it is fully insured by the FHA.

PIMs

The Partnership accounts for its MBS portion of its PIM investment in accordance with FAS 115, under the classification of held to maturity as this investment has a participation feature.  As a result, the Partnership would not sell or otherwise dispose of the MBS.  Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.

Basic interest on the PIM is recognized based on the stated coupon rate of the Government National Mortgage Association (“GNMA”) MBS.  The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

Cash and Cash Equivalents,

The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents.  The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

Prepaid Fees and Expenses

Prepaid fees and expenses consisted of prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs.  The Partnership amortized the prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.

The Partnership amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten year period beginning at final endorsement of the GNMA loan and at closing if a Fannie Mae loan.

Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

Income Taxes

The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the partners for income tax purposes.  If the Partnership’s tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period.  Significant estimates include the unrealized gain on MBS investments.  Actual results could differ from those estimates.

C.      PIMs

At December 31, 2002 and 2001, the Partnership had investments in one PIM and two PIMs, respectively.  The Partnership’s remaining PIM consists of a GNMA MBS representing the securitized first mortgage loan on the underlying property and a participation interest in the revenue stream and appreciation of the underlying property above specified base levels.

The borrower conveys this participation feature to the Partnership through a subordinated multifamily mortgage (the “Agreement”). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS. The borrower could not prepay the first mortgage loan during the first five years and could have prepaid the first mortgage loan thereafter subject to a 9% prepayment premium in years six through nine.  A 1% prepayment premium is in affect though July 2003 and no prepayment premium thereafter. The Partnership may receive interest related to its participation interest in the underlying property, however, this amount is neither insured nor guaranteed.

The participation feature consists of the following:  (i) “Minimum Additional Interest” of 0.75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) “Shared Income Interest” of 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) “Shared Appreciation Interest” of 35% of any increase in the value of the underlying property in excess of  a specified base.  Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of Surplus Cash as defined by HUD.

The total amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable on the maturity date by the underlying borrower usually cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest. Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

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

During 2002, the Partnership received a prepayment of the Royal Palm Place PIM.  On January 2, 2002, the Partnership received $1,004,379 of Shared Appreciation Interest and $334,793 of Minimum Additional Interest.  On February 25, 2002, the Partnership received $14,764,062 representing the principal proceeds on the first mortgage. On March 19, 2002, the Partnership paid a special distribution of $1.24 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

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

On January 11, 2000, the Partnership paid a special distribution of  $1.17 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received from the Marina Shores Apartments PIM payoff in December of 1999.

At December 31, 2002 and 2001 there were no loans within the Partnership’s portfolio that were delinquent as to principal or interest.

The Partnership’s PIMs consist of the following at December 31, 2002 and 2001:

PIMs	Original Face Amount	Interest Rate (a)		Maturity Date (e)	Approximate Monthly Payment (f)	Investment Basis at December 31,
						2002		2001

GNMA

Harbor Club Apts.
Ann Arbor, MI	$13,562,000	8.00	%(b)(c)(d)	10/15/31	95,000	$12,893,859		$12,998,733

Fannie Mae
Royal Palm Pl. Apts (g)
Kendall, FL	15,978,742	—		—	—	—		14,764,062

Total	$29,540,742					$12,893,859	(h)	$27,762,795

(a)          Represents the basic interest rate of the GNMA MBS.  The Partnership may also receive additional interest, consisting of (i) Minimum Additional Interest (ii) Shared Income Interest and (iii) Shared Appreciation Interest

(b)         Minimum Additional Interest is at a rate of 0.75% per annum calculated on the unpaid principal balance of the first mortgage note.

(c)          Shared Income Interest is based on 25% of monthly gross rental income over a specified base amount.

(d)         Shared Appreciation Interest is based on 35% of any increase in the value of the project over the specified base value.

(e)          The Partnership can accelerate the maturity date of the GNMA MBS at any time if it deems it appropriate.

(f)            The normal monthly payment consists of principal and interest is payable monthly at level amounts over the term of the GNMA MBS.  The GNMA MBS may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium after year ten.

(g)         The original face value of the PIM on the underlying property was $22,000,000 of which 27% or $6,021,258 was held by Krupp Insured Plus Limited Partnership, an affiliate of the Partnership.

(h)         The aggregate cost of PIMs for federal income tax purposes is $12,893,859.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2002 is as follows:

	2002	2001	2000

Balance at beginning of period	$27,762,795	$34,608,223	$34,929,389

Deductions during period:
Principal collections	(14,868,936)	(6,845,428)	(321,166)

Balance at end of period	$12,893,859	$27,762,795	$34,608,223

The underlying mortgage of the Harbor Club PIM is collateralized by a multi-family apartment complex located in Ann Arbor, MI.  The apartment complex has 208 units.

D.                  MBS

At December 31, 2002, the Partnership’s MBS portfolio had an amortized cost of $2,136,726 and an unrealized gain of $142,464. At December 31, 2002, the Partnership’s insured mortgage loan had an amortized cost of $7,877,981 and an unrealized gain of $492,374. At December 31, 2001, the Partnership’s MBS portfolio had an amortized cost of $3,343,185 and an unrealized gain of $131,115.  At December 31, 2001, the Partnership’s insured mortgage loan had an amortized cost of $7,933,152 and an unrealized gain of $221,970.  The portfolio has maturity dates ranging from 2016 to 2035.

Maturity Date	Fair Value	Unrealized Gain
2003 – 2007	$—	$—
2008 – 2012	—	—
2013 – 2035	10,649,545	634,838

Total	$10,649,545	$634,838

E.       Partners’ Equity

Under the terms of the Partnership Agreement, profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement profits from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances or if in an amount insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances, second, to the Limited Partners until their Capital Account is equal to their Invested Capital, third, to the General Partners until their Capital Account is equal to their Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated profits equal to the Cumulative Return on Invested Capital less the sum of all amounts of cash distributed to the Limited Partners from Distributable Cash Flow and from Capital Transaction Proceeds, fifth, to the General Partners until they have received profits whenever allocated pursuant to Section 8.1(b) Third and Fourth and Section 8.1(c) Fourth equals 4% of all amounts distributed of the Net Cash Proceeds of the Terminating Capital Transaction and all other Capital Transactions whenever occurring, and sixth, any remaining profits shall be allocated 96% to the Limited Partners and 4% to the General Partners.

Losses from a Terminating Capital Transaction shall be allocated to the Limited Partners and the General Partners to the extent of, and any excess in proportion to, the positive balances in their Capital Accounts.  The net cash proceeds of a Terminating Capital Transaction will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total Invested Capital, third, to the General Partners until they have received a return of their total Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Terminating Capital Transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or the excess of 1.01% of the total Capital Contributions of the Limited Partners over the amount of capital previously contributed by the General Partners.

During 2002, 2001 and 2000, the Partnership made quarterly distributions totaling $ .32, $.32 and $.54 per Limited Partner interest respectively. The Partnership made special distributions of $ 1.24, $.53 and $1.17 per Limited Partner interest in 2002, 2001, and 2000, respectively.

As of December 31, 2002, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

	Unitholders	Corporate Limited Partner	General Partners	Accumulated Comprehensive Income	Total Partners’ Equity

Capital contributions	$254,686,736	$2,000	$3,000	$—	$254,691,736

Syndication costs	(15,834,700)	—	—	—	(15,834,700)

Quarterly distributions	(197,460,523)	(1,657)	(4,512,706)	—	(201,974,886)

Special distributions	(156,433,253)	(1,225)	—	—	(156,434,478)

Net income	139,471,399	1,161	4,313,585	—	143,786,145

Unrealized gains on MBS	—	—	—	142,464	142,464

Total at December 31, 2002	$24,429,659	$279	$(196,121)	$142,464	$24,376,281

F.       Related Party Transactions

Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to 0.75% per annum of the remaining face value of the Partnership’s mortgage assets, payable quarterly.  The General Partners may also receive an incentive management fee in the amount equal to .3% per annum on the Partnership’s total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to the investors and legal fees and expenses.

G.      Federal Income Taxes

The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership’s 2002 federal income tax return is as follows:

Net income per statement of income		$2,953,935

Less:	Book to tax difference for amortization of prepaid fees and expenses	37,407

Net income for federal income tax purposes		$2,991,342

The allocation of the net income for federal income tax purposes for 2002 is as follows:

Net Income

Unitholders	$2,941,753
Corporate Limited Partner	23
General Partners	49,566
$2,991,342

During the years ended December 31, 2002, 2001 and 2000 the average per unit net income to the Unitholders for federal income tax purposes was $.23, $0.18 and $0.24, respectively.

The basis of the Partnership’s assets for financial reporting purposes was less than its tax basis by approximately $823,000 and $815,000 at December 31, 2002 and 2001, respectively.  At December 31, 2002, the basis of the Partnership’s liabilities for financial reporting purposes was the same as its tax basis.  The basis of the Partnership’s liabilities for financial reporting purposes was less than its tax basis by approximately $18,000 at December 31, 2001.

H.                  Fair Value Disclosures of Financial Instruments

The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

Cash and cash equivalents

The carrying amount approximates the fair value because of the short maturity of those instruments.

MBS

The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in MBS and insured mortgages had gross unrealized gains of approximately $635,000 at December 31, 2002 and $353,000 at December 31, 2001.

PIMs

As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate.  Management does not include any participation interest in the Partnership’s estimated fair value arising from the properties, as Management does not believe it can predict the time of realization of the feature with any certainty.  Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in PIMs had gross unrealized gains of approximately$1,027,000 and $613,000 at December 31, 2002 and December 31, 2001, respectively.

At December 31, 2002 and 2001, the Partnership estimates the fair values of its financial instruments as follows (amounts rounded to nearest thousand):

	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value

Cash and cash equivalents	$1,209	$1,209	$1,901	$1,901

MBS and insured mortgage	10,650	10,157	11,629	11,407

PIMs	13,921	12,894	28,376	27,763

	$25,780	$24,260	$41,906	$41,071