Form 10-Q
period 2003-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2003-05-13
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by in Exchange Act Rule 12b-2).

Yes |_| No |X|

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                March 31,      December 31,
                                                                                   2003            2002
                                                                               ------------    ------------
Participating Insured Mortgages ("PIMs")(Note 2)                               $ 12,866,265    $ 12,893,859
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         9,854,771      10,157,171
                                                                               ------------    ------------

           Total mortgage investments                                            22,721,036      23,051,030

Cash and cash equivalents                                                         1,342,279       1,209,070
Interest receivable and other assets                                                153,500         156,686
                                                                               ------------    ------------

           Total assets                                                        $ 24,216,815      24,416,786
                                                                               ============    ============

                      LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                    $     35,380    $     40,505
                                                                               ------------    ------------

Partners' equity (deficit) (Note 4):

  Limited Partners                                                               24,222,995      24,429,938
      (12,770,261 Limited Partner interests outstanding)

  General Partners                                                                 (200,839)       (196,121)

  Accumulated comprehensive income                                                  159,279         142,464
                                                                               ------------    ------------

           Total Partners' equity                                                24,181,435      24,376,281
                                                                               ------------    ------------

           Total liabilities and Partners' equity                              $ 24,216,815    $ 24,416,786
                                                                               ============    ============

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                 For the Three Months
                                                    Ended March 31,
                                               -------------------------
                                                   2003          2002
                                               -----------   -----------
Revenues:
   Interest income - PIMs:
     Basic interest                            $   257,510   $   362,677
     Participation interest                             --     1,339,172
   Interest income - MBS                           183,978       208,235
   Other interest income                            15,585        32,307
                                               -----------   -----------

     Total revenues                                457,073     1,942,391
                                               -----------   -----------

Expenses:
   Asset management fee to an affiliate             41,949        53,878
   Expense reimbursements to affiliates             58,161        19,264
   Amortization of prepaid fees and expenses            --        30,447
   General and administrative                       43,701        19,565
                                               -----------   -----------

     Total expenses                                143,811       123,154
                                               -----------   -----------

Net income                                         313,262     1,819,237

Other comprehensive income:

   Net change in unrealized gain on MBS             16,815        (2,113)
                                               -----------   -----------

Total comprehensive income                     $   330,077   $ 1,817,124
                                               ===========   ===========

Allocation of net income (Note 4):

   Limited Partners                            $   303,864   $ 1,764,660
                                               ===========   ===========

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                      $      0.02   $      0.14
                                               ===========   ===========

   General Partners                            $     9,398   $    54,577
                                               ===========   ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                 ---------------------------

                                                                     2003           2002
                                                                 -----------    ------------
Operating activities:
   Net income                                                    $   313,262    $  1,819,237
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                           --          30,447
      Shared Appreciation Interest                                        --      (1,004,379)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets              3,186         108,792
         Increase (decrease) in liabilities                           (5,125)          5,713
                                                                 -----------    ------------

         Net cash provided by operating activities                   311,323         959,810
                                                                 -----------    ------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
        Interest of $1,004,379 in 2002                                27,594      15,793,857
   Principal collections on MBS                                      319,215         323,031
                                                                 -----------    ------------

         Net cash provided by investing activities                   346,809      16,116,888
                                                                 -----------    ------------

Financing activities:
   Quarterly distributions                                          (524,923)     (1,041,985)
   Special distributions                                                  --     (15,835,000)
                                                                 -----------    ------------

         Net cash used for financing activities                     (524,923)    (16,876,985)
                                                                 -----------    ------------

Net increase in cash and cash equivalents                            133,209         199,713

Cash and cash equivalents, beginning of period                     1,209,070       1,900,744
                                                                 -----------    ------------

Cash and cash equivalents, end of period                         $ 1,342,279    $  2,100,457
                                                                 ===========    ============

Non cash activities:
   Increase (decrease) in  unrealized gain on MBS                $    16,815    $     (2,113)
                                                                 ===========    ============

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership (collectively the "General Partners"), of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2003, and its results of operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At March 31, 2003, the Partnership's remaining PIM had a fair value of approximately $13,839,341 including a gross unrealized gain of $973,076. Fair value assumes that the GNMA MBS portion of the PIM could be sold at prices that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the participation features. The PIM matures in 2031.

3.    MBS

      At March 31, 2003, the Partnership's MBS portfolio had an amortized cost of $1,831,960 and gross unrealized gains of $159,279. At March 31, 2003, the Partnership's insured mortgage loan had an amortized cost of $7,863,532. The portfolio has maturities ranging from 2016 to 2035.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 2003 is as follows:

                                                                             Accumulated          Total
                                        Limited            General          Comprehensive       Partners'
                                        Partners           Partners            Income             Equity
                                        --------           --------            ------             ------
Balance at December 31, 2002          $ 24,429,938       $   (196,121)      $    142,464       $ 24,376,281

Net income                                 303,864              9,398                 --            313,262

Quarterly distributions                   (510,807)           (14,116)                             (524,923)

Change in unrealized gain on MBS                --                 --             16,815             16,815
                                      ------------       ------------       ------------       ------------

Balance at March 31, 2003             $ 24,222,995       $   (200,839)      $    159,279       $ 24,181,435
                                      ============       ============       ============       ============

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

5.    Subsequent Event

      On April 10, 2003, the Partnership received a prepayment of the Signature Point insured mortgage. The Partnership received $7,863,532 representing the principal proceeds on the first mortgage and a prepayment premium of $235,918. On May 5, 2003, the Partnership paid a special distribution of $0.64 per Limited Partner interest from the principal proceeds and prepayment premium received.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.3 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demands on the Partnership's liquidity is the quarterly distributions paid to investors, which are approximately $511,000 per quarter. Funds for quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners expect that the Partnership will reduce the distribution rate of $0.04 per Limited Partner interest per quarter to $0.03 per Limited Partner interest per quarter with the August 2003 distribution.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. Presently, the General Partners do not expect the property to be sold or refinanced during 2003. However, if favorable market conditions were to provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a repayment of the first mortgage loan. In response to more competitive market conditions brought on by low interest rates and low unemployment, which encourages more home ownership, Harbor Club began offering generous concessions to attract residents. Although physical occupancy has remained steady in the high 80% range, the economic occupancy has dropped to the mid 80% range as a result of the concessions.

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

On April 10, 2003, the Partnership received a prepayment of the Signature Point insured mortgage. The Partnership received $7,863,532 representing the principal proceeds on the first mortgage and a prepayment premium of $235,918. On May 5,

2003, the Partnership paid a special distribution of $0.64 per Limited Partner interest from the principal proceeds and prepayment premium received.

Critical Accounting Policies

The Partnership's critical accounting policies relate to revenue recognition related to the Partnership's remaining PIM investment, the amortization of Prepaid Fees and Expenses and the carrying value of the MBS. The Partnership's policies are as follows:

The Partnership accounts for its MBS portion of its PIM investment in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost. The Partnership, in accordance with FAS115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method. The Partnership also holds a Federal Housing Administration ("FHA") insured mortgage which is classified as MBS. The Partnership holds this loan at amortized cost and does not establish loan loss reserves on this investment as it is fully insured by the FHA.

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

Results of Operations

Net income decreased for the first quarter of 2003 as compared to the same period in 2002 due primarily to decreases in participation interest and basic interest income on PIMs and increases in general and administrative expense, expense reimbursements to affiliates and amortization expense. Participation income was greater in 2002 due to the collection of shared appreciation interest and minimum additional interest from the Royal Palm Place PIM payoff in February 2002. Basic interest income on PIMs decreased due to the Royal Palm Place PIM payoff mentioned above. General and administrative expenses and expense reimbursements to affiliates increased for the period ended March 31, 2003 primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Harbor Club PIM in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its MBS portion of its PIM and its MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At March 31, 2003, the Partnership includes in cash and cash equivalents approximately $999,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                 Krupp Insured Plus-III Limited Partnership
                                               (Registrant)


                                 BY:    /s/ Alan Reese
                                     ------------------------------------------
                                     Alan Reese
                                     Treasurer and Chief Accounting Officer of
                                     Krupp Plus Corporation, a General Partner.

DATE: April 28, 2003

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

Date: April 28, 2003


                                                  /s/ Douglas Krupp
                                              ------------------------------
                                                      Douglas Krupp
                                               Principal Executive Officer

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

Date: April 28, 2003

                                                   /s/ Alan Reese
                                              --------------------------------
                                                       Alan Reese
                                                Chief Accounting Officer