Form 10-Q
period 2003-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2003-08-14
CIK 832091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________


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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                   ----------

                                     ASSETS

                                                                June 30,         December 31,
                                                                  2003               2002
                                                              ------------       ------------
Participating Insured Mortgages ("PIMs")(Note 2)              $ 12,838,098       $ 12,893,859
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                        1,737,592         10,157,171
                                                              ------------       ------------

           Total mortgage investments                           14,575,690         23,051,030

Cash and cash equivalents                                        1,264,225          1,209,070
Interest receivable and other assets                               102,475            156,686
                                                              ------------       ------------

           Total assets                                       $ 15,942,390       $ 24,416,786
                                                              ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                   $     29,030       $     40,505
                                                              ------------       ------------

Partners' equity (deficit) (Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)          15,968,989         24,429,938

  General Partners                                                (196,946)          (196,121)

  Accumulated comprehensive income                                 141,317            142,464
                                                              ------------       ------------

           Total Partners' equity                               15,913,360         24,376,281
                                                              ------------       ------------

           Total liabilities and Partners' equity             $ 15,942,390       $ 24,416,786
                                                              ============       ============

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   ----------

                                                  For the Three Months          For the Six Months
                                                     Ended June 30,               Ended June 30,
                                                 -----------------------     -------------------------
                                                    2003          2002          2003           2002
                                                 ---------      --------     ---------      ----------
Revenues:
   Interest income - PIMs:
     Basic interest                              $ 256,951      $259,121     $ 514,461      $  621,798
     Participation interest                             --            --            --       1,339,172
   Interest income - MBS                           269,827       203,107       453,805         411,342
   Other interest income                            11,357         9,665        26,942          41,972
                                                 ---------      --------     ---------      ----------

        Total revenues                             538,135       471,893       995,208       2,414,284
                                                 ---------      --------     ---------      ----------

Expenses:
   Asset management fee to an affiliate             27,188        44,406        69,137          98,284
   Expense reimbursements to affiliates             28,674        26,817        86,835          46,081
   Amortization of prepaid fees and expenses            --        23,208            --          53,655
   General and administrative                       39,279        59,592        82,980          79,157
                                                 ---------      --------     ---------      ----------

        Total expenses                              95,141       154,023       238,952         277,177
                                                 ---------      --------     ---------      ----------

Net income                                         442,994       317,870       756,256       2,137,107

Other comprehensive income:

   Net change in unrealized gain on MBS            (17,962)       17,550        (1,147)         15,437
                                                 ---------      --------     ---------      ----------

Total comprehensive income                       $ 425,032      $335,420     $ 755,109      $2,152,544
                                                 =========      ========     =========      ==========

Allocation of net income (Note 4):

  Limited Partners                               $ 429,704      $308,334     $ 733,568      $2,072,994
                                                 =========      ========     =========      ==========

   Average net income per Limited
   Partner interest (12,770,261
   Limited Partner interests
   outstanding)                                  $     .04      $    .02     $     .06      $      .16
                                                 =========      ========     =========      ==========

  General Partners                               $  13,290      $  9,536     $  22,688      $   64,113
                                                 =========      ========     =========      ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   ----------

                                                                        For the Six Months
                                                                          Ended June 30,
                                                                       2003             2002
                                                                   -----------      ------------
Operating activities:
   Net income                                                      $   756,256      $  2,137,107
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                             --            53,655
      Shared Appreciation Interest                                          --        (1,004,379)
      Prepayment premium                                              (235,918)               --
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets               54,211           111,392
         Increase (decrease) in liabilities                            (11,475)           52,018
                                                                   -----------      ------------

         Net cash provided by operating activities                     563,074         1,349,793
                                                                   -----------      ------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
      Interest of $1,004,379 in 2002                                    55,761        15,819,800
   Principal collections on MBS including a prepayment
      premium of $235,918 in 2003                                    8,654,350           557,369
                                                                   -----------      ------------

         Net cash provided by investing activities                   8,710,111        16,377,169
                                                                   -----------      ------------

Financing activities:
   Quarterly distributions                                          (1,045,127)       (2,088,956)
   Special distributions                                            (8,172,903)      (15,835,000)
                                                                   -----------      ------------

         Net cash used for financing activities                     (9,218,030)      (17,923,956)
                                                                   -----------      ------------

Net increase (decrease) in cash and cash equivalents                    55,155          (196,994)

Cash and cash equivalents, beginning of period                       1,209,070         1,900,744
                                                                   -----------      ------------

Cash and cash equivalents, end of period                           $ 1,264,225      $  1,703,750
                                                                   ===========      ============

Non cash activities:
  Increase (decrease) in unrealized gain on MBS                    $    (1,147)     $     15,437
                                                                   ===========      ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At June 30, 2003, the Partnership's remaining PIM had a fair value of approximately $13,981,459 including a gross unrealized gain of $1,143,361. Fair value assumes that the GNMA MBS portion of the PIM could be sold at prices that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the participation feature. The PIM matures in 2031 and was not delinquent as to principal or interest.

3.    MBS

      At June 30, 2003, the Partnership's MBS portfolio had an amortized cost of $1,596,275 and gross unrealized gains of $141,317. The portfolio has maturities ranging from 2016 to 2024.

      On April 10, 2003, the Partnership received a prepayment of the Signature Point insured mortgage for $7,863,532. The Partnership also received a prepayment premium of $235,918 from this payoff. On May 5, 2003, the Partnership paid a special distribution of $0.64 per Limited Partner interest from the proceeds received.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                   ----------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 2003 is as follows:

                                                                                 Accumulated            Total
                                           Limited              General         Comprehensive          Partners'
                                           Partners             Partners            Income              Equity
                                         ------------          ---------        -------------        ------------
Balance at December 31, 2002             $ 24,429,938          $(196,121)         $ 142,464          $ 24,376,281

Net income                                    733,568             22,688                 --               756,256

Quarterly distributions                    (1,021,614)           (23,513)                --            (1,045,127)

Special distribution                       (8,172,903)                --                 --            (8,172,903)

Change in unrealized gain on MBS                   --                 --             (1,147)               (1,147)
                                         ------------          ---------          ---------          ------------

Balance at June 30, 2003                 $ 15,968,989          $(196,946)         $ 141,317          $ 15,913,360
                                         ============          =========          =========          ============

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.3 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $383,000. Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners reduced the distribution rate of $0.04 per Limited Partner interest per quarter to $0.03 per Limited Partner interest per quarter effective with the August 2003 distribution.

On April 10, 2003, the Partnership received a prepayment of the Signature Point insured mortgage for $7,863,532. The Partnership also received a prepayment premium of $235,918 from this payoff. On May 5, 2003, the Partnership paid a special distribution of $0.64 per Limited Partner interest from the proceeds received.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. Presently, the General Partners do not expect the property to be sold or refinanced during 2003. However, there are no contractual obligations remaining that would prevent a repayment of the first mortgage loan. In response to more competitive market conditions brought on by low interest rates and low unemployment, which encourages more home ownership, Harbor Club began offering generous concessions to attract residents. Although physical occupancy has remained steady in the high 80% range, the economic occupancy has dropped to the mid 80% range as a result of the concessions. Due to the effect of the low occupancy on property operations and cash flow, the General Partners do not expect Harbor Club to pay the Partnership any participation interest during 2003.

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

The Partnership accounts for its MBS portion of its PIM investment in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost. The Partnership, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method. The Partnership also held a Federal Housing Administration ("FHA") insured mortgage which was classified as an MBS. The Partnership held this loan at amortized cost and did not establish loan loss reserves on this investment as it was fully insured by the FHA.

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

Results of Operations

Net income increased for the three months ending June 30, 2003 as compared to the same period ending June 30, 2002 primarily due to an increase in MBS interest income and decreases in amortization expense and asset management fees. MBS interest income increased due to the collection of a prepayment premium from the payoff of the Signature Point MBS in April of 2003. Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Harbor Club PIM in 2002. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments.

Net income decreased for the six months ending June 30, 2003 as compared to the same period ending June 30, 2002 primarily due to decreases in participation interest, basic interest income on PIMS and an increase in expense reimbursement to affiliates. This is partially offset by a decrease in amortization expense and an increase in MBS interest income. Participation interest was greater in the 2002 due to the collection of Shared Appreciation Interest and Minimum Additional Interest from the Royal Palm Place PIM payoff in February 2002. Basic interest on PIMs decreased due to the Royal Palm PIM payoff mentioned above. Expense reimbursement to affiliates increased primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Amortization expense decreased due to the full recognition of prepaid fees and expense associated with the Harbor Club PIM in 2002. MBS interest income increased due to the collection of a prepayment premium from the payoff of the Signature Point MBS in April of 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its MBS portion of its PIM and MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States, and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At June 30, 2003, the Partnership includes in cash and cash equivalents approximately $800,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Senior Vice President and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

                                   ----------

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (31.1) Senior Vice President Certification pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) Chief Accounting Officer Certification pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (32.1) Senior Vice President Certification pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (32.2) Chief Accounting Officer Certification pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                      Krupp Insured Plus-III Limited Partnership
                                                     (Registrant)


                                      BY: /s/ Alan Reese
                                          --------------------------------------
                                          Alan Reese
                                          Treasurer and Chief Accounting Officer
                                          of Krupp Plus Corporation, a General
                                          Partner.

DATE: August 6, 2003