Form 10-Q
period 2003-09-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2003-11-10
CIK 832091

---------------------------
                                                           OMB APPROVAL
                                                    ---------------------------
                                                    OMB Number:   3235-0070
                                                    Expires:     March 31, 2006
                                                    Estimated average burden
                                                    hours per response: 192.00
                                                    ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number                  0-17691

                  Krupp Insured Plus - III Limited Partnership
             (Exact name of registrant as specified in its charter)

        Massachusetts                                    04-3007489
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                          02108
(Address of principal executive offices)                        (Zip Code)

                                 (617) 523-0066
              (Registrant's telephone number, including area code)

                                      N/A
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

SEC 1296 (08-03) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                 --------------

                                     ASSETS

                                                                               September 30,   December 31,
                                                                                   2003            2002
                                                                               -------------   ------------
Participating Insured Mortgages ("PIMs")(Note 2)                               $ 12,809,346    $ 12,893,859
Mortgage-Backed Securities and insured
 mortgage ("MBS")(Note 3)                                                         1,473,337      10,157,171
                                                                               ------------    ------------

           Total mortgage investments                                            14,282,683      23,051,030

Cash and cash equivalents                                                         1,338,039       1,209,070
Interest receivable and other assets                                                100,288         156,686
                                                                               ------------    ------------

          Total assets                                                         $ 15,721,010    $ 24,416,786
                                                                               ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                    $     23,547    $     40,505
                                                                               ------------    ------------

Partners' equity (deficit)(Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)                           15,778,100      24,429,938

  General Partners                                                                 (197,214)       (196,121)

  Accumulated comprehensive income                                                  116,577         142,464
                                                                               ------------    ------------

           Total Partners' equity                                                15,697,463      24,376,281
                                                                               ------------    ------------

           Total liabilities and Partners' equity                              $ 15,721,010    $ 24,416,786
                                                                               ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                ----------------

                                                 For the Three Months        For the Nine Months
                                                  Ended September 30,        Ended September 30,
                                               ----------------------    --------------------------
                                                  2003         2002          2003           2002
                                               ---------     --------    -----------     ----------
Revenues:
  Interest income - PIMs:
    Basic interest                             $ 256,379     $258,595    $   770,840     $  880,393
    Participation interest                            --           --             --      1,339,172
  Interest income - MBS                           29,783      197,883        483,588        609,225
  Other interest income                            3,293        7,492         30,235         49,464
                                               ---------     --------    -----------     ----------

        Total revenues                           289,455      463,970      1,284,663      2,878,254
                                               ---------     --------    -----------     ----------

Expenses:
  Asset management fee to an affiliate            26,988       44,279         96,125        142,563
  Expense reimbursements to affiliates            28,674       26,817        115,509         72,898
  Amortization of prepaid fees and expenses           --        8,730             --         62,385
  General and administrative                      35,632       29,095        118,612        108,252
                                               ---------     --------    -----------     ----------

        Total expenses                            91,294      108,921        330,246        386,098
                                               ---------     --------    -----------     ----------

Net income                                       198,161      355,049        954,417      2,492,156

Other comprehensive income:

   Net change in unrealized gain on MBS          (24,740)       1,001        (25,887)        16,438
                                               ---------     --------    -----------     ----------

Total comprehensive income                     $ 173,421     $356,050    $   928,530     $2,508,594
                                               =========     ========    ===========     ==========

Allocation of net income (Note 4):

  Limited Partners                             $ 192,216     $344,397    $   925,784     $2,417,391
                                               =========     ========    ===========     ==========

  Average net income per Limited
  Partner interest (12,770,261
  Limited Partner interests outstanding)       $     .01     $    .03    $       .07     $      .19
                                               =========     ========    ===========     ==========


  General Partners                             $   5,945     $ 10,652    $    28,633     $   74,765
                                               =========     ========    ===========     ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                              -------------------

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                   ------------------------------
                                                                       2003               2002
                                                                   -----------       ------------
Operating activities:
  Net income                                                       $   954,417       $  2,492,156
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization of prepaid fees and expenses                              --             62,385
     Shared Appreciation Interest                                           --         (1,004,379)
     Prepayment premium                                               (235,918)                --
     Changes in assets and liabilities:
      Decrease in interest receivable and other assets                  56,398            115,864
      Decrease in liabilities                                          (16,958)            (1,938)
                                                                   -----------       ------------

            Net cash provided by operating activities                  757,939          1,664,088
                                                                   -----------       ------------

Investing activities:
  Principal collections on PIMs including Shared Appreciation
     Interest of $1,004,379 in 2002                                     84,513         15,846,283
  Principal collections on MBS including a prepayment premium
     of $235,918 in 2003                                             8,893,865            925,390
                                                                   -----------       ------------

            Net cash provided by investing activities                8,978,378         16,771,673
                                                                   -----------       ------------

Financing activities:
     Quarterly distributions                                        (1,434,445)        (3,120,800)
     Special distributions                                          (8,172,903)       (15,835,000)
                                                                   -----------       ------------

            Net cash used for financing activities                  (9,607,348)       (18,955,800)
                                                                   -----------       ------------

Net increase (decrease) in cash and cash equivalents                   128,969           (520,039)

Cash and cash equivalents, beginning of period                       1,209,070          1,900,744
                                                                   -----------       ------------

Cash and cash equivalents, end of period                           $ 1,338,039       $  1,380,705
                                                                   ===========       ============

Non cash activities:
     Increase (decrease) in unrealized gain on MBS                 $   (25,887)      $     16,438
                                                                   ===========       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At September 30, 2003, the Partnership's remaining PIM had a fair value of approximately $12,809,346. Fair value assumes that the GNMA MBS portion of the PIM could be sold at prices that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the participation feature. The PIM matures in 2031 and at September 30, 2003 was not delinquent as to principal or interest.

3.    MBS

      At September 30, 2003, the Partnership's MBS portfolio had an amortized cost of $1,356,760 and gross unrealized gains of $116,577. The portfolio has maturities ranging from 2016 to 2024.

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

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2003 is as follows:

                                                                            Accumulated           Total
                                           Limited            General      Comprehensive        Partners'
                                          Partners           Partners          Income            Equity
                                        ------------        ---------        ---------        ------------
Balance at December 31, 2002            $ 24,429,938        $(196,121)       $ 142,464        $ 24,376,281

Net income                                   925,784           28,633               --             954,417

Quarterly distributions                   (1,404,719)         (29,726)              --          (1,434,445)

Special distribution                      (8,172,903)              --               --          (8,172,903)

Change in unrealized gain on MBS                  --               --          (25,887)            (25,887)
                                        ------------        ---------        ---------        ------------

Balance at September 30, 2003           $ 15,778,100        $(197,214)       $ 116,577        $ 15,697,463
                                        ============        =========        =========        ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this report on Form 10-Q.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.3 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $383,000. Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution rate of $0.03 per Limited Partner interest per quarter for the near future.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. Presently, the General Partners expect the property to be refinanced during late 2003 or early 2004. There are no contractual obligations remaining that would prevent a prepayment of the first mortgage loan. In response to more competitive market conditions brought on by low interest rates and low unemployment, which encourages more home ownership, Harbor Club began offering generous concessions to attract residents. Although physical occupancy is in the mid 90% range, the economic occupancy continues to hover in the mid 80% range as a result of the concessions. Due to the effect of the low occupancy on property operations and cash flow, the General Partners do not expect Harbor Club to pay the Partnership any participation interest during 2003.

In the event that the Harbor Club PIM is paid off, the Partnership would then commence an orderly liquidation of the remaining assets of the Partnership and subsequently pay a liquidating distribution.

In the event that the remaining PIM does not pay off as discussed above, the Partnership does have the option to call this PIM by accelerating its maturity. If the call feature is exercised then the insurance feature of the loan would be canceled.

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

Results of Operations

Net income decreased for the three months ended September 30, 2003 as compared to the same period ending September 30, 2002 primarily due to a decrease in MBS interest income and other interest income. This decrease is partially offset by decreases in asset management fees and amortization expense. MBS interest income decreased due primarily to the payoff of the Signature Pointe MBS in April 2003. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in the three month period when compared to the same period in 2002. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments. Amortization expense decreased due to the prepaid fees and expenses associated with the Harbor Club PIM being fully amortized as of the end of 2002.

Net income decreased for the nine months ended September 30, 2003 as compared to the same period ending September 30, 2002 primarily due to decreases in participation interest, MBS interest income, and basic interest income on PIM's and an increase in expense reimbursement to affiliates. These are partially offset by decreases in amortization expense and asset management fees. Participation interest was greater in 2002 due to the collection of Shared Appreciation Interest and Minimum Additional interest from the Royal Palm Place PIM payoff in February 2002. MBS interest income decreased due to the prepayment of the Signature Pointe MBS in April 2003 and principal collections on the single family MBS. Basic interest income on PIM's decreased due to the Royal Palm Place PIM payoff mentioned above. Expense reimbursement to affiliates increased primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Amortization expense decreased due to the prepaid fees and expenses associated with the Harbor Club PIM being fully amortized as of the end of 2002. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments.

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

At September 30, 2003, the Partnership includes in cash and cash equivalents approximately $800,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIM, the Partnership incorporates prepayment assumptions into planning as the property notifies the Partnership of the intent to prepay or as it matures.

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

                              -------------------

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

                                  Krupp Insured Plus-III Limited Partnership
                                                  (Registrant)



                                  BY: /s/ Alan Reese
                                     -------------------------------
                                     Alan Reese
                                     Treasurer and Chief Accounting Officer of
                                     Krupp Plus Corporation, a General Partner.


      DATE: October 30, 2003