Form 10-K
period 2003-12-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2004-03-24
CIK 832091

----------------------------
                                                            OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number: 3235-0063
                                                    Expires: July 31, 2006
                                                    Estimated average burden
                                                    hours per response: 1,196.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                                                 Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |_|

SEC 1673 (11-03)  Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                 Yes |_|  No |X|

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Item 15

The exhibit index is located on pages 12 - 13.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of a number of factors, including those identified herein.

ITEM 1. BUSINESS

Krupp Insured Plus-III Limited Partnership (the "Partnership") is a Massachusetts limited partnership, which was formed on March 21, 1988. The Partnership raised approximately $255 million through a public offering of limited partner interests evidenced by units of depositary receipts ("Units") and used the net proceeds primarily to acquire participating insured mortgages ("PIMs") and mortgage-backed securities ("MBS"). The Partnership considers itself to be engaged in only one industry segment, investment in mortgages.

The Partnership's remaining PIM investment consists of a MBS (the "insured mortgage") guaranteed as to principal and basic interest and a participation feature that is not insured nor guaranteed. The insured mortgage was issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"). The PIM provides the Partnership with monthly payments of principal and interest on the insured mortgage and also provides for Partnership participation in the current revenue stream and in residual value, if any, as a result of a sale or other realization of the underlying property. The borrower conveys the participation rights to the Partnership through a subordinated promissory note and mortgage.

The Partnership also has investments in MBS collateralized by single-family mortgage loans issued or originated by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively.

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

The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which cannot be predicted. Such factors include interest rate fluctuations and the credit worthiness of Fannie Mae, GNMA, the Department of Housing and Urban Development ("HUD") and FHLMC. Any ultimate realization of the participation features on the remaining PIM are subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in government regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

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

The requirements for compliance with federal, state and local regulations to date have not had a material adverse effect on the Partnership's operations, and no material adverse effect there from is now anticipated in the future.

As of December 31, 2003, no personnel were directly employed by the Partnership.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments are the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2003 was approximately 6,200. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distributions.

During April 2003, the Partnership made a special distribution of $0.64 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received from the Signature Pointe MBS.

During March 2002, the Partnership made a special distribution of $1.24 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received from the Royal Palm Place PIM.

The Partnership may make special distributions in the future if the remaining PIM prepays or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments and special distributions, to its Partners during the two years ended December 31, 2003 and 2002:

                                       2003                        2002
                              ----------------------     -----------------------
                                             Average                     Average
                                Amount      Per Unit        Amount      Per Unit
                              ----------    --------     -----------    --------

Quarterly Distributions
    Limited Partners          $1,787,824      $0.14      $ 4,086,450      $0.32
    General Partners              35,671         --           66,876         --
                              ----------                 -----------

                               1,823,495                   4,153,326
                              ----------                 -----------
Special Distributions
    Limited Partners           8,172,903      $0.64       15,835,000      $1.24
                              ----------                 -----------

Total Distributions           $9,996,398                 $19,988,326
                              ==========                 ===========

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements which are included in Item 7 and Item 8 (Appendix A) of this report, respectively.

                                      2003           2002           2001           2000           1999
                                   -----------    -----------    -----------    -----------    -----------
Total revenues                     $ 1,567,696    $ 3,465,405    $ 3,531,049    $ 3,998,335    $ 6,770,135

Net income                           1,092,228      2,953,935      2,763,540      2,993,654      4,930,576

Net income allocated to:
  Limited Partners                   1,059,461      2,865,317      2,680,634      2,903,844      4,782,659
  Average per Unit                        0.08           0.22           0.21           0.23           0.37

  General Partners                      32,767         88,618         82,906         89,810        147,917

Total assets at December 31         15,507,890     24,416,786     41,417,200     49,584,641     68,426,507

Distributions to:
  Quarterly to Limited Partners      1,787,824      4,086,450      4,086,451      6,895,888      9,705,323
  Average per Unit                        0.14           0.32           0.32           0.54           0.76

  Special to Limited Partners        8,172,903     15,835,000      6,768,186     14,941,091     21,453,869
  Average per Unit                        0.64           1.24           0.53           1.17           1.68

  General Partners                      35,671         66,876         95,244        108,116        177,147

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.4 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $383,000, which represents the current quarterly distribution rate of $0.03 per Limited Partner interest. Funds for quarterly distributions come from interest income received on the remaining PIM and MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on the remaining PIM and MBS. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution rate of $0.03 per Limited Partner interest per quarter for the near future.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. Presently, the General Partners expect the property to be refinanced during 2004. There are no contractual obligations remaining that would prevent a prepayment of the first mortgage loan. In response to more competitive market conditions brought on by low interest rates and low unemployment, which encourages more home ownership, Harbor Club began offering generous concessions to attract residents. Although physical occupancy is in the mid 90% range, the economic occupancy continues to hover in the mid 80% range as a result of the concessions. Due to the effect of the low occupancy on property operations and cash flow, Harbor Club did not pay the Partnership any participation interest during 2003.

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

The Partnership accounts for its MBS portion of its PIM investment in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost. The Partnership, in accordance with FAS115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method. The Partnership also held a Federal Housing Administration ("FHA") insured mortgage, which was classified as an MBS. The Partnership held this loan at amortized cost and did not establish loan loss reserves on this investment as it was fully insured by the FHA.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its MBS portion of its PIM and MBS are guaranteed and/or insured by GNMA, Fannie Mae or FHLMC and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At December 31, 2003, the Partnership includes in cash and cash equivalents approximately $1.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2003, the Partnerships remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

The following table provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                                Expected maturity dates ($ in thousands)
                              --------------------------------------------------------------------------
                                2004      2005   2006   2007   2008   Thereafter    Total        Fair
                                                                                    Face       Value (1)
                                                                                    Value
                              --------------------------------------------------------------------------
Interest-sensitive assets:

MBS                           $ 1,147     $--    $--    $--    $--        $--      $ 1,147     $ 1,217
WAIR                             8.06%                                                8.06%

PIM                            12,780      --     --     --     --         --       12,780      12,780
WAIR                             8.00%                                                8.00%
                              -------     ---    ---    ---    ---        ---      -------     -------

Total Interest-
  sensitive assets            $13,927     $--    $--    $--    $--        $--      $13,927     $13,997
                              =======     ===    ===    ===    ===        ===      =======     =======

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership's financial statements presented in Appendix A to this report. As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its remaining PIM investment.

Also included in the Partnership's assets are cash and cash equivalents. Due to the short-term maturity of these investments, generally less than three months, the Partnership is not exposed to significant interest rate risk on these investments.

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2003, 2002 and 2001.

                                                 (Amounts in Thousands)
                                            2003          2002          2001
                                          -------       -------       -------
  Interest income on PIMs:
    Basic interest                        $ 1,026       $ 1,138       $ 2,511
    Participation interest                     --         1,339            25
  Interest income on MBS                      507           800           894
  Other interest income                        34           188           101
  Partnership expenses                       (475)         (440)         (553)
  Amortization of prepaid fees
   and expenses                                --           (71)         (214)
                                          -------       -------       -------

       Net income                         $ 1,092       $ 2,954       $ 2,764
                                          =======       =======       =======

Net income decreased in 2003 as compared to 2002 primarily due to decreases in basic interest on PIMs, MBS interest income, other interest income, participation interest and an increase in expense reimbursements to affiliates. Basic interest on PIMs decreased primarily due to the Royal Palm Place PIM payoff in 2002. MBS interest income decreased due to the prepayment of the Signature Pointe MBS in 2003 and principal collections on the single family MBS. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in 2003 when compared to 2002. Participation income decreased in 2003 when compared to 2002 due to the collection of Shared Appreciation Interest and Minimum Additional interest from the Royal Palm Place PIM payoff in 2002. Expense reimbursements to affiliates increased primarily due to a change in the estimated cost of services provided to the Partnership in 2002 that was paid in 2003 and an increase in the cost of 2003's services associated with the wind down of the Partnership's activities and the expected liquidation of the Partnership's assets.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Senior Vice President and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Annual Report on Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

                                       Position with
         Name and Age                  Krupp Plus Corporation
         ------------                  ----------------------
         Douglas Krupp (57)            President, Co-Chairman of the Board and Director
         George Krupp (59)             Co-Chairman of the Board and Director
         Peter F. Donovan (50)         Senior Vice President
         Ronald Halpern (62)           Senior Vice President
         Carol J. C. Mills (54)        Vice President
         Alan Reese (50)               Vice President and Treasurer

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of one operating company through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of one operating company through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 12th largest servicer of commercial mortgage loans in the United States with a servicing and asset management portfolio of $18.3 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the Mortgage Bankers Association Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, mortgage trading desk and loan servicing functions. Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003. Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000. Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998. In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990. Mr. Reese presently serves on the Board of Trustees for Berklee College of Music. He received a B.B.A. degree from the University of Wisconsin - Eau Claire and is a Certified Public Accountant.

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity she is responsible for the Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $18.3 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, Massachusetts. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association. Ms. Mills is currently a member of the Servicing Advisory Council for Freddie Mac.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, the following were known by the General Partners to own beneficially more than 5% of the Partnership's 12,770,261 outstanding Limited Partner interests. In addition to those noted below, the only other interests held by management or its affiliates consist of the 2.5% general partner interest held by Krupp Plus Corporation, the 97.5% general partner interest held by Mortgage Services Limited Partnership and the 100 limited partner interests (0.0008% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

The amounts and percentages of Limited Partner interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Class of        Name of Beneficial                                     Amount and Nature of         Percent
 Stock                 Owner                                            Beneficial Interest         of Class
--------        ------------------                                     --------------------         --------
Units of        Berkshire Income Realty - OP, L.P. ("BIR - OP")       3,655,838 Interests (1)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108

Units of        Berkshire Income Realty, Inc. ("BIR")                 3,655,838 Interests (1)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108

Units of        BIR GP, L.L.C.                                        3,655,838 Interests (2)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108
Units of        KRF Company, L.L.C.                                   3,655,838 Interests (3)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108

Units of        The Krupp Family Limited Partnership - 94             3,655,838 Interests (4)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108

Units of        The George Krupp 1980 Family Trust                    3,655,838 Interests (5)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108

Units of        The Douglas Krupp 1980 Family Trust                   3,655,838 Interests (5)        28.63%
Depositary      One Beacon Street, Suite 1500
Receipts        Boston, MA  02108

Units of        George D. Krupp                                       3,655,838 Interests (6)        28.63%
Depositary      c/o Berkshire Income Realty, Inc.
Receipts        One Beacon Street, Suite 1500
                Boston, MA  02108

Units of        Douglas Krupp                                         3,655,838 Interests (6)        28.63%
Depositary      c/o Berkshire Income Realty, Inc.
Receipts        One Beacon Street, Suite 1500
                Boston, MA  02108

(1) In connection with the April 4, 2003 closing of BIR's offer to exchange shares of it's 9% Series A Cumulative Redeemable Preferred Stock, liquidation value $25 per share ("Preferred Stock") for units of depositary receipts representing units of limited partner interests ("Interests") in Krupp Insured Plus III Limited Partnership ("the Partnership"), BIR acquired 3,655,838 Interests of the Partnership. On April 4, 2003, BIR contributed such shares to BIR - OP in exchange for 100% of the preferred limited partnership interest in BIR - OP. BIR also owns 100% of the limited liability company interests of BIR GP, L.L.C., the general partner of BIR - OP. By virtue of such interests, BIR may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP.

(2) BIR GP, L.L.C. owns 100% of the general partnership interests in BIR - OP, and by virtue of such interest, BIR GP, L.L.C. may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR
      - OP.

(3) KRF Company, L.L.C. owns 100% of the common limited partnership interests in BIR - OP and 100% of the common stock of BIR, and by virtue of such interests, KRF Company, L.L.C. may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP.

(4) The Krupp Family Limited Partnership - 94 owns 100% of the limited liability company interests in KRF company, L.L.C., and by virtue of such interest, The Krupp Family Limited Partnership - 94 may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR
      - OP.

(5) Each of the Douglas Krupp 1980 Family Trust and The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in the Krupp Family Limited Partnership - 94, and by virtue of such interests, The Douglas Krupp 1980 Family Trust and The George Krupp 1980 Family Trusts each may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP. The trustees of The Douglas Krupp 1980 Family Trust are Paul Krupp, Lawrence Silverstein and Vincent O'Reilly, and the trustees of the George Krupp 1980 Family Trust are Paul Krupp and Lawrence Silverstein. Each of the trustees of The Douglas Krupp 1980 Family Trust and The George Krupp 1980 Family Trust disclaims beneficial ownership of any such Interests of the Partnership that are or may be deemed to be beneficially owned by Douglas Krupp, George D. Krupp, The Douglas Krupp 1980 Family Trust or The George Krupp 1980 Family Trust.

(6) The general partners of The Krupp Family Limited Partnership - 94 are George D. Krupp and Douglas Krupp, each of whom owns 50% of the general partner interests in the Krupp Family Limited Partnership - 94, and by virtue of such interests, George D. Krupp and Douglas Krupp each may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP.

Under the terms of the Partnership Agreement, profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

Upon the occurrence of a Capital Transaction, as defined in the Partnership Agreement, net cash proceeds and profits will be distributed first, to the Limited Partners until they have received a return of their total Invested Capital, second, to the General Partners until they have received a return of their total Invested Capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Capital Transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all Capital Transactions and fifth, 96% to the Limited Partners and 4% to the General Partners. Losses from a Capital Transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to 0.75% per annum of the remaining face value of the Partnership's mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in the amount equal to 0.3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership. During 2003, Mortgage Services Partners Limited Partnership, a General Partner, received $122,563 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to the investors and legal fees and expenses. During 2003, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $205,441 in reimbursements

During 2003, the General Partners received distributions totaling $35,671 related to their 3% share of Distributable Cash Flow.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Partnership by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category                            Fiscal 2003 Fees       Fiscal 2002 Fees
------------                            ----------------       ----------------

Audit Fees                                  $17,500                $17,500
Audit-Related Fees                               --                  2,901
Tax Fees                                      2,205                  2,100
                                            -------                -------

Total Fees                                  $19,705                $22,501
                                            =======                =======

Audit Fees. Consists of fees billed for professional services rendered for the audit of Partnership's annual financial statements and for the reviews of the unaudited financial statements included in the Partnership's Quarterly Reports on Form 10-Q during 2003.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit of the Partnership's annual financial statements and for the reviews of the unaudited quarterly financial statements and are not reported under "Audit Fees." For 2002, represents fees for S-11 research and SEC Comment Letter response in connection with the BIR exchange offer.

Tax Fees. Consists of fees billed for professional services for tax compliance.

                                     PART IV

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

(b)   Reports on Form 8-K

      During the last quarter of the year ended December 31, 2003, the Partnership did not file any reports on Form 8-K.

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

            (10.3) Prospectus for GNMA Pool No. 259237(CS) and 259238(PN). [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

            (10.4) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated January 30, 1990 between Ann Arbor Harbor Club, a Texas limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31,1990 (File No. 0-17691)].*

      (31)  Other

            (31.1) Senior Vice President Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

            (31.2) Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

      (32)  Other

            (32.1) Senior Vice President Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

            (32.2) Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*     Incorporated by reference

+     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2004

                                      KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                      By: Krupp Plus Corporation,
                                          a General Partner


                                      By: /s/ Peter F. Donovan
                                          -------------------------------
                                          Peter F. Donovan, Senior Vice
                                          President of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 18th day of March, 2004.

     Signatures                                   Title(s)
     ----------                                   --------


/s/ Peter F. Donovan                  Senior Vice President of Krupp Plus
------------------------              Corporation, a General Partner
Peter F. Donovan


/s/ George Krupp                      Co-Chairman (Principal Executive Officer)
------------------------              and Director of Krupp Plus Corporation, a
George Krupp                          General Partner


/s/ Alan Reese                        Treasurer and Chief Accounting Officer of
------------------------              Krupp Plus Corporation, a General Partner
Alan Reese


/s/ Douglas Krupp                     President, Co-Chairman (Principal
------------------------              Executive Officer) and Director of Krupp
Douglas Krupp                         Plus Corporation, a General Partner

                                   APPENDIX A

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2003

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                             ----------------------

Report of Independent Auditors                                               F-3

Balance Sheets at December 31, 2003 and 2002                                 F-4

Statements of Income and Comprehensive Income for the Years
Ended December 31, 2003, 2002 and 2001                                       F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 2003, 2002 and 2001                                             F-6

Statements of Cash Flows for the Years Ended December 31, 2003,
2002 and 2001                                                                F-7

Notes to Financial Statements                                         F-8 - F-15

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

                             ----------------------

To the Partners of
Krupp Insured Plus-III Limited Partnership:

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Krupp Insured Plus-III Limited Partnership (the "Partnership") at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 18, 2004

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2003 and 2002

                             ----------------------

                                          ASSETS

                                                               2003              2002
                                                           ------------      ------------
Participating Insured Mortgage ("PIMs")
  (Notes B, C and H)                                       $ 12,779,997      $ 12,893,859
Mortgage-Backed Securities and insured
  mortgage ("MBS")(Notes B, D and H)                          1,216,717        10,157,171
                                                           ------------      ------------

          Total mortgage investments                         13,996,714        23,051,030

Cash and cash equivalents (Notes B and H)                     1,412,465         1,209,070
Interest receivable and other assets                             98,711           156,686
                                                           ------------      ------------

          Total assets                                     $ 15,507,890      $ 24,416,786
                                                           ============      ============

                             LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                $     99,330      $     40,505
                                                           ------------      ------------

Partners' equity (deficit) (Notes A and E):

  Limited Partners                                           15,528,672        24,429,938
    (12,770,261 Limited Partner interests outstanding)

  General Partners                                             (199,025)         (196,121)

  Accumulated comprehensive income (Note B)                      78,913           142,464
                                                           ------------      ------------

          Total Partners' equity                             15,408,560        24,376,281
                                                           ------------      ------------

          Total liabilities and Partners' equity           $ 15,507,890      $ 24,416,786
                                                           ============      ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2003, 2002 and 2001

                             ----------------------

                                                              2003            2002           2001
                                                          -----------      ----------     ----------
Revenues (Notes B, C and D):
   Interest income - PIMs:
      Basic interest                                      $ 1,026,637      $1,138,451     $2,510,661
      Participation interest                                       --       1,339,172         25,000
   Interest income - MBS                                      507,066         799,498        894,099
   Other interest income                                       33,993         188,284        101,289
                                                          -----------      ----------     ----------

         Total revenues                                     1,567,696       3,465,405      3,531,049
                                                          -----------      ----------     ----------

Expenses:
   Asset management fee to an affiliate (Note F)              122,563         186,139        318,136
   Expense reimbursements to affiliates (Note F)              205,441          99,709         96,318
   Amortization of prepaid fees and expenses (Note B)              --          71,115        214,012
   General and administrative                                 147,464         154,507        139,043
                                                          -----------      ----------     ----------

         Total expenses                                       475,468         511,470        767,509
                                                          -----------      ----------     ----------

Net income (Notes E and G)                                  1,092,228       2,953,935      2,763,540

Other comprehensive income:

   Net increase (decrease) in unrealized gain on MBS          (63,551)         11,349         18,673
                                                          -----------      ----------     ----------

Total comprehensive income                                $ 1,028,677      $2,965,284     $2,782,213
                                                          ===========      ==========     ==========

Allocation of net income (Notes E and G):

   Limited Partners                                       $ 1,059,461      $2,865,317     $2,680,634
                                                          ===========      ==========     ==========

   Average net income per Limited Partner
   interest (12,770,261 Limited Partner
   interests outstanding)                                 $      0.08      $     0.22     $     0.21
                                                          ===========      ==========     ==========

   General Partners                                       $    32,767      $   88,618     $   82,906
                                                          ===========      ==========     ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2003, 2002 and 2001

                             ----------------------

                                                                        Accumulated          Total
                                         Limited          General      Comprehensive       Partners'
                                         Partners         Partners         Income           Equity
                                      ------------       ---------       ---------       ------------
Balance at December 31, 2000          $ 49,660,074       $(205,525)      $ 112,442       $ 49,566,991

Net income                               2,680,634          82,906              --          2,763,540

Quarterly distributions                 (4,086,451)        (95,244)             --         (4,181,695)

Special distributions                   (6,768,186)             --              --         (6,768,186)

Change in unrealized gain on MBS                --              --          18,673             18,673
                                      ------------       ---------       ---------       ------------

Balance at December 31, 2001            41,486,071        (217,863)        131,115         41,399,323

Net income                               2,865,317          88,618              --          2,953,935

Quarterly distributions                 (4,086,450)        (66,876)             --         (4,153,326)

Special distributions                  (15,835,000)             --              --        (15,835,000)

Change in unrealized gain on MBS                --              --          11,349             11,349
                                      ------------       ---------       ---------       ------------

Balance at December 31, 2002            24,429,938        (196,121)        142,464         24,376,281

Net income                               1,059,461          32,767              --          1,092,228

Quarterly distributions                 (1,787,824)        (35,671)             --         (1,823,495)

Special distributions                   (8,172,903)             --              --         (8,172,903)

Change in unrealized gain on MBS                --              --         (63,551)           (63,551)
                                      ------------       ---------       ---------       ------------

Balance at December 31, 2003          $ 15,528,672       $(199,025)      $  78,913       $ 15,408,560
                                      ============       =========       =========       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2003, 2002 and 2001

                             ----------------------

                                                                      2003            2002             2001
                                                                  -----------     ------------     ------------
Operating activities:
   Net income                                                     $ 1,092,228     $  2,953,935     $  2,763,540
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                            --           71,115          214,012
         Shared Appreciation Interest                                      --       (1,004,379)         (15,000)
         Prepayment premium                                          (235,918)              --               --
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets              57,975          118,408           52,960
         Increase in liabilities                                       58,825           22,628              227
                                                                  -----------     ------------     ------------

            Net cash provided by operating activities                 973,110        2,161,707        3,015,739
                                                                  -----------     ------------     ------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
      Interest of $1,004,379 in 2002                                  113,862       15,873,315        6,860,428
   Principal collections on MBS including a prepayment
    premium of $235,918 in 2003                                     9,112,821        1,261,630        1,064,246
                                                                  -----------     ------------     ------------

            Net cash provided by investing activities               9,226,683       17,134,945        7,924,674
                                                                  -----------     ------------     ------------

Financing activities:
      Special distributions                                        (8,172,903)     (15,835,000)      (6,768,186)
      Quarterly distributions                                      (1,823,495)      (4,153,326)      (4,181,695)
                                                                  -----------     ------------     ------------

            Net cash used for financing activities                 (9,996,398)     (19,988,326)     (10,949,881)
                                                                  -----------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                  203,395         (691,674)          (9,468)

Cash and cash equivalents, beginning of period                      1,209,070        1,900,744        1,910,212
                                                                  -----------     ------------     ------------

Cash and cash equivalents, end of period                          $ 1,412,465     $  1,209,070     $  1,900,744
                                                                  ===========     ============     ============

Non cash activities:
      Increase (decrease) in unrealized gain on MBS               $   (63,551)    $     11,349     $     18,673
                                                                  ===========     ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             ----------------------

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

      Basic interest on the PIM is recognized based on the stated coupon rate of the Government National Mortgage Association ("GNMA") MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

B.    Significant Accounting Policies, continued

      Cash and Cash Equivalents,

      The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The majority of the Partnership's cash and cash equivalents are at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. The Partnership has not experienced any loses to date on its invested cash.

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

C.    PIMs

      At December 31, 2003 and 2002, the Partnership had an investment in one PIM. The Partnership's remaining PIM consists of a GNMA MBS representing the securitized first mortgage loan on the underlying property and a participation interest in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys this participation feature to the Partnership through a subordinated multifamily mortgage (the "Agreement").

      The Partnership receives guaranteed monthly payments of principal and interest on the GNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS. There are no contractual obligations remaining on the remaining PIM that would prevent a prepayment of the first mortgage loan. The Partnership may receive interest related to its participation interest in the underlying property, however, this amount is neither insured nor guaranteed.

      The participation feature consists of the following: (i) "Minimum Additional Interest" of 0.75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" of 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) "Shared Appreciation Interest" of 35% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of Surplus Cash as defined by HUD.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

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

      At December 31, 2003 and 2002 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

      The Partnership's remaining PIM investment consisted of the following at December 31, 2003 and 2002:

                                                                           Approximate
                                                             Maturity        Monthly
                          Original            Interest         Date          Payment             Investment Basis at
                         Face Amount          Rate (a)          (e)            (f)                   December 31,
                         -----------          --------       --------      -----------      ------------------------------
                                                                                                2003               2002
                                                                                            -----------        -----------
GNMA

Harbor Club Apts
Ann Arbor, MI            $13,562,000            8.00%        10/15/31        $95,000        $12,779,997        $12,893,859
                         ===========                                                        ===========        ===========
                                               (b)(c)                                           (g)
                                                 (d)

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

C.    PIMs, continued

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

      (f) The normal monthly payment consists of principal and interest is payable monthly at level amounts over the term of the GNMA MBS. The GNMA MBS can be prepaid at any time without a prepayment premium.

      (g) The aggregate cost of PIMs for federal income tax purposes is $12,779,997.

      A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2003 is as follows:

                                       2003            2002            2001
                                   ------------    ------------    ------------

Balance at beginning of period     $ 12,893,859    $ 27,762,795    $ 34,608,223

Deductions during period:
  Principal collections                (113,862)    (14,868,936)     (6,845,428)
                                   ------------    ------------    ------------

Balance at end of period           $ 12,779,997    $ 12,893,859    $ 27,762,795
                                   ============    ============    ============

      The underlying mortgage of the Harbor Club PIM is collateralized by a multi-family apartment complex located in Ann Arbor, MI. The apartment complex has 208 units.

D.    MBS

      At December 31, 2003, the Partnership's MBS portfolio had an amortized cost of $1,137,804 and gross unrealized gains of $78,913. At December 31, 2002, the Partnership's MBS portfolio had an amortized cost of $2,136,726 and gross unrealized gains of $142,464. At December 31, 2002, the Partnership's insured mortgage loan had an amortized cost of $7,877,981 and gross unrealized gains of $492,374. The portfolio has maturity dates ranging from 2016 to 2024.

      On April 10, 2003, the Partnership received a prepayment of the Signature Point insured mortgage for $7,863,532. The Partnership also received a prepayment premium of $235,918 from this payoff. On May 5, 2003, the Partnership paid a special distribution of $0.64 per Limited Partner interest from the proceeds received.

      The Partnership's MBS portfolio has the following contractual maturities as of December 31, 2003:

                                                           Unrealized
           Maturity Date                  Fair Value          Gain
           -------------                  ----------       ----------
            2004 - 2008                   $       --         $    --
            2009 - 2013                           --              --
            2014 - 2024                    1,216,717          78,913
                                          ----------         -------

                Total                     $1,216,717         $78,913
                                          ==========         =======

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

E.    Partners' Equity

      Under the terms of the Partnership Agreement, profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

      Upon the occurrence of a Capital Transaction, as defined in the Partnership Agreement, net cash proceeds and profits will be distributed first, to the Limited Partners until they have received a return of their total Invested Capital, second, to the General Partners until they have received a return of their total Invested Capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Capital Transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all Capital Transactions and fifth, 96% to the Limited Partners and 4% to the General Partners. Losses from a Capital Transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

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

      During 2003, 2002 and 2001, the Partnership made quarterly distributions totaling $0.14, $0.32 and $0.32 per Limited Partner interest respectively. The Partnership made special distributions of $0.64, $1.24 and $0.53 per Limited Partner interest in 2003, 2002, and 2001, respectively.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

E.    Partners' Equity, continued

      As of December 31, 2003, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                         Corporate                            Accumulated           Total
                                                          Limited            General         Comprehensive        Partners'
                                    Unitholders           Partner            Partners            Income            Equity
                                   -------------         ---------         -----------       -------------      -------------
Capital contributions              $ 254,686,736          $ 2,000          $     3,000          $    --         $ 254,691,736

Syndication costs                    (15,834,700)              --                   --               --           (15,834,700)

Quarterly distributions             (199,248,333)          (1,671)          (4,548,377)              --          (203,798,381)

Special distributions               (164,606,092)          (1,289)                  --               --          (164,607,381)

Net income                           140,530,852            1,169            4,346,352               --           144,878,373

Unrealized gains on MBS                       --               --                   --           78,913                78,913
                                   -------------          -------          -----------          -------         -------------

Total at December 31, 2003         $  15,528,463          $   209          $  (199,025)         $78,913         $  15,408,560
                                   =============          =======          ===========          =======         =============

F.    Related Party Transactions

      Under the terms of the Partnership Agreement, the General Partners or their affiliates are paid an Asset Management Fee equal to 0.75% per annum of the remaining face value of the Partnership's mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in the amount equal to 0.3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative return on their Invested Capital. Total Asset Management Fees and Incentive Management Fees payable to the General Partners or their affiliates shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.

      Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to the investors and legal fees and expenses.

G.    Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 2003 federal income tax return is as follows:

            Net income per statement of income                      $ 1,092,228

            Less: Book to tax difference related to amortization
                  of prepaid fees and expenses                          (33,708)
                                                                    -----------

            Net income for federal income tax purposes              $ 1,058,520
                                                                    ===========

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

G.    Federal Income Taxes, continued

      The allocation of the net income for federal income tax purposes for 2003 is as follows:

                                                                    Net
                                                                  Income
                                                                ----------

      Unitholders                                               $1,026,756
      Corporate Limited Partner                                          8
      General Partners                                              31,756
                                                                ----------
                                                                $1,058,520
                                                                ==========

      During the years ended December 31, 2003, 2002 and 2001 the average per unit net income to the Unitholders for federal income tax purposes was $0.08, $0.23 and $0.18 respectively.

      The basis of the Partnership's assets for financial reporting purposes was less than its tax basis by approximately $853,000 and $823,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the basis of the Partnership's liabilities for financial reporting purposes was the same as its tax basis.

H.    Fair Value Disclosures of Financial Instruments

      The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

      Cash and cash equivalents

      The carrying amount approximates the fair value because of the short maturity of those instruments.

      MBS

      The Partnership estimates the fair value of MBS based on quoted market prices while it estimated the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains of approximately $79,000 at December 31, 2003 and the Partnership's investment in MBS and insured mortgages had gross unrealized gains of approximately $635,000 at December 31, 2002.

      PIMs

      As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate and similar expected maturity date. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, as Management does not believe it can predict the amount or timing of realization of any such feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of approximately $0 and $1,027,000 at December 31, 2003 and December 31, 2002, respectively.

                                    Continued

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                             ----------------------

H.    Fair Value Disclosures of Financial Instruments, continued

      At December 31, 2003 and 2002, the Partnership estimates the fair values of its financial instruments as follows (amounts rounded to nearest thousand):

                                            2003                    2002
                                    --------------------    --------------------
                                      Fair      Carrying      Fair      Carrying
                                     Value       Value       Value        Value

      Cash and cash equivalents     $ 1,412     $ 1,412     $ 1,209     $ 1,209

      MBS and insured mortgage        1,217       1,217      10,650      10,157

      PIMs                           12,780      12,780      13,921      12,894
                                    -------     -------     -------     -------

                                    $15,409     $15,409     $25,780     $24,260
                                    =======     =======     =======     =======