Form 10-Q
period 2004-03-31
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2004-05-11
CIK 832091

--------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0070
                                                      Expires: March 31, 2006
                                                      Estimated average burden
                                                      hours per response: 192.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

                                                                  Yes |_| No |X|

SEC 1296 (01-04)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                               March 31,         December 31,
                                                                  2004               2003
                                                              ------------       ------------
Participating Insured Mortgages ("PIMs")(Note 2)              $ 12,750,039       $ 12,779,997
Mortgage-Backed Securities ("MBS")(Note 3)                       1,070,074          1,216,717
                                                              ------------       ------------

           Total mortgage investments                           13,820,113         13,996,714

Cash and cash equivalents                                        1,317,566          1,412,465
Interest receivable and other assets                                96,775             98,711
                                                              ------------       ------------

           Total assets                                       $ 15,234,454       $ 15,507,890
                                                              ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                   $     46,039       $     99,330
                                                              ------------       ------------

Partners' equity (deficit) (Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)          15,290,813         15,528,672

  General Partners                                                (198,668)          (199,025)

  Accumulated comprehensive income                                  96,270             78,913
                                                              ------------       ------------

           Total Partners' equity                               15,188,415         15,408,560
                                                              ------------       ------------

           Total liabilities and Partners' equity             $ 15,234,454       $ 15,507,890
                                                              ============       ============

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     ----------------------
                                                                       2004          2003
                                                                     --------      --------
Revenues:
   Interest income - PIMs:
     Basic interest                                                  $255,201      $257,510
   Interest income - MBS                                               20,972       183,978
   Other interest income                                                3,908        15,585
                                                                     --------      --------

     Total revenues                                                   280,081       457,073
                                                                     --------      --------

Expenses:
   Asset management fee to an affiliate                                25,668        41,949
   Expense reimbursements to affiliates                                75,690        58,161
   General and administrative                                          28,985        43,701
                                                                     --------      --------

     Total expenses                                                   130,343       143,811
                                                                     --------      --------

Net income                                                            149,738       313,262

Other comprehensive income:

   Net increase in unrealized gain on MBS                              17,357        16,815
                                                                     --------      --------

Total comprehensive income                                           $167,095      $330,077
                                                                     ========      ========

Allocation of net income (Note 4):

   Limited Partners                                                  $145,246      $303,864
                                                                     ========      ========

   Average net income per Limited Partner
    interest (12,770,261 Limited Partner interests outstanding)      $    .01      $   0.02
                                                                     ========      ========

   General Partners                                                  $  4,492      $  9,398
                                                                     ========      ========

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                  For the Three Months
                                                                     Ended March 31,
                                                              -----------------------------
                                                                 2004              2003
                                                              -----------       -----------
Operating activities:
   Net income                                                 $   149,738       $   313,262
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Changes in assets and liabilities:
        Decrease in interest receivable and other assets            1,936             3,186
        Decrease in liabilities                                   (53,291)           (5,125)
                                                              -----------       -----------

              Net cash provided by operating activities            98,383           311,323
                                                              -----------       -----------

Investing activities:
   Principal collections on PIMs                                   29,958            27,594
   Principal collections on MBS                                   164,000           319,215
                                                              -----------       -----------

              Net cash provided by investing activities           193,958           346,809
                                                              -----------       -----------

Financing activity:
   Quarterly distributions                                       (387,240)         (524,923)
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents              (94,899)          133,209

Cash and cash equivalents, beginning of period                  1,412,465         1,209,070
                                                              -----------       -----------

Cash and cash equivalents, end of period                      $ 1,317,566       $ 1,342,279
                                                              ===========       ===========

   Non cash activities:
Increase in unrealized gain on MBS                            $    17,357       $    16,815
                                                              ===========       ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership (collectively the "General Partners"), of Krupp Insured Plus-III Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2003 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2004, and its results of operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At March 31, 2004, the Partnership's remaining PIM had a fair value of approximately $12,750,039. Fair value assumes that the GNMA MBS portion of the PIM could be sold at prices that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the participation feature. The PIM matures in 2031 and at March 31, 2004 was not delinquent as to principal or interest.

3.    MBS

      At March 31, 2004, the Partnership's MBS portfolio had an amortized cost of $973,804 and gross unrealized gains of $96,270. The portfolio has maturities ranging from 2016 to 2024.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 2004 is as follows:

                                                                             Accumulated         Total
                                          Limited             General       Comprehensive       Partners'
                                          Partners            Partners          Income           Equity
                                        ------------         ---------      -------------     ------------
Balance at December 31, 2003            $ 15,528,672         $(199,025)        $78,913        $ 15,408,560

Net income                                   145,246             4,492              --             149,738

Quarterly distributions                     (383,105)           (4,135)             --            (387,240)

Change in unrealized gain on MBS                  --                --          17,357              17,357
                                        ------------         ---------         -------        ------------

Balance at March 31, 2004               $ 15,290,813         $(198,668)        $96,270        $ 15,188,415
                                        ============         =========         =======        ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2003 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2004, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.3 million as well as the cash flow provided by its investments in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors, of approximately $383,000, which represents the current quarterly distribution rate of $0.03 per Limited Partner interest. Funds for quarterly distributions come from interest income received on the remaining PIM and MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on the remaining PIM and MBS. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution rate of $0.03 per Limited Partner interest per quarter for the near future.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Harbor Club. In response to more competitive market conditions brought on by low interest rates and low unemployment, which encourages more home ownership, Harbor Club began offering generous concessions to attract residents. Although physical occupancy is in the mid 90% range, the economic occupancy continues to hover in the mid 80% range as a result of the concessions. Due to the effect of the low occupancy on property operations and cash flow, the General Partners do not expect Harbor Club to pay the Partnership any participation interest during 2004.

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

Critical Accounting Policies

The Partnership's critical accounting policies relate primarily to revenue recognition related to the Partnership's remaining PIM investment and the carrying value of the MBS. The Partnership's policies are as follows:

The Partnership accounts for its MBS portion of its PIM investment in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost. The Partnership, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off. It will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

The Partnership's net income decreased in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to decreases in MBS interest income and other interest income and an increase in expense reimbursements to affiliates. This decrease was partially offset by decreases in asset management fees and general and administrative expenses. MBS interest income decreased primarily due to the Signature Point payoff in 2003 and principal collections on the single family MBS. Other interest income decreased primarily due to interest received in the first quarter of 2003 from the Partnership's distribution account. Expense reimbursements to affiliates increased primarily due to a change in the cost of services associated with the wind-down of the Partnership's activities and anticipated liquidation of the Partnership's assets due to the expected refinancing of the Harbor Club PIM. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collection and payoffs. General and administrative expense was greater in the first quarter of 2003 primarily due to additional printing costs relating to the SEC filing and legal costs associated with the Berkshire Income Realty, Inc exchange offer.

Off Balance Sheet Arrangements

The Partnership has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Partnership has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Partnership's most recent completed fiscal year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its MBS portion of PIM and its MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At March 31, 2004, the Partnership includes in cash and cash equivalents approximately $1.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2004, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its remaining PIM investment to expected maturity. It is expected that substantially all of the MBS will prepay over the same period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Senior Vice President and the Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. The Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

                                  Krupp Insured Plus-III Limited Partnership
                                             (Registrant)


                                  BY: /s/ Alan Reese
                                      -----------------------------
                                      Alan Reese
                                      Treasurer and Chief Accounting Officer of
                                      Krupp Plus Corporation, a General Partner.

DATE: May 5, 2004