Form 10-Q
period 2004-06-30
KRUPP INSURED PLUS III LIMITED PARTNERSHIP
filed 2004-08-12
CIK 832091

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

For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

             STATEMENT OF NET ASSETS IN LIQUIDATION AT JUNE 30, 2004

                                       AND

                       BALANCE SHEET AT DECEMBER 31, 2003

                                     ASSETS

                                                                    June 30,      December 31,
                                                                      2004            2003
                                                                  ------------    ------------

Participating Insured Mortgages ("PIMs")(Note 2)                  $ 12,719,458    $ 12,779,997
Mortgage-Backed Securities ("MBS")(Note 3 and 5)                       930,004       1,216,717
                                                                  ------------    ------------

           Total mortgage investments                               13,649,462      13,996,714

Cash and cash equivalents                                            1,729,140       1,412,465
Interest receivable and other assets                                    95,128          98,711
                                                                  ------------    ------------

           Total assets                                           $ 15,473,730    $ 15,507,890
                                                                  ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                       $    186,992    $     99,330
                                                                  ------------    ------------

Partners' equity (deficit) (Note 4):

  Limited Partners
    (12,770,261 Limited Partner interests outstanding)              15,422,480      15,528,672

  General Partners                                                    (187,239)       (199,025)

  Accumulated comprehensive income                                      51,497          78,913
                                                                  ------------    ------------

           Total net assets in liquidation at June 30, 2004 and
           total Partner's equity at December 31, 2003            $ 15,286,738      15,408,560
                                                                  ============    ------------

           Total liabilities and Partners' equity                                 $ 15,507,890
                                                                                  ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                      (In Liquidation as of June 30, 2004)

                                               For the Three Months         For the Six Months
                                                  Ended June 30,              Ended June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Revenues:
   Interest income - PIMs:
     Basic interest                          $  819,594    $  256,951    $1,074,795    $  514,461
   Interest income - MBS                         18,748       269,827        39,720       453,805
   Other interest income                          3,709        11,357         7,617        26,942
                                             ----------    ----------    ----------    ----------

     Total revenues                             842,051       538,135     1,122,132       995,208
                                             ----------    ----------    ----------    ----------

Expenses:
   Asset management fee to an affiliate          25,436        27,188        51,104        69,137
   Expense reimbursements to affiliates          90,537        28,674       166,227        86,835
   Estimated costs of liquidation (Note 1)      159,703            --       159,703            --
   General and administrative                    35,682        39,279        64,667        82,980
                                             ----------    ----------    ----------    ----------

     Total expenses                             311,358        95,141       441,701       238,952
                                             ----------    ----------    ----------    ----------

Net income                                      530,693       442,994       680,431       756,256

Other comprehensive income:

   Net decrease in unrealized gain on MBS       (44,773)      (17,962)      (27,416)       (1,147)
                                             ----------    ----------    ----------    ----------

Total comprehensive income                   $  485,920    $  425,032    $  653,015    $  755,109
                                             ==========    ==========    ==========    ==========

Allocation of net income (Note 4):

   Limited Partners                          $  514,772    $  429,704    $  660,018    $  733,568
                                             ==========    ==========    ==========    ==========

   Average net income per Limited
   Partner interest (12,770,261
   Limited Partner interests outstanding)    $      .04    $      .04    $      .05    $      .06
                                             ==========    ==========    ==========    ==========

   General Partners                          $   15,921    $   13,290    $   20,413    $   22,688
                                             ==========    ==========    ==========    ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                      (In Liquidation as of June 30, 2004)

                                                                For the Six Months
                                                                  Ended June 30,
                                                            --------------------------
                                                                2004           2003
                                                            -----------    -----------
Operating activities:
   Net income                                               $   680,431    $   756,256
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Prepayment premium                                             --       (235,918)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets         3,583         54,211
         Increase (decrease) in liabilities                      87,662        (11,475)
                                                            -----------    -----------

         Net cash provided by operating activities              771,676        563,074
                                                            -----------    -----------

Investing activities:
   Principal collections on PIMs                                 60,539         55,761
   Principal collections on MBS including a prepayment
    premium of $235,918 in 2003                                 259,297      8,654,350
                                                            -----------    -----------

         Net cash provided by investing activities              319,836      8,710,111
                                                            -----------    -----------

Financing activities:
   Quarterly distributions                                     (774,837)    (1,045,127)
   Special distributions                                             --     (8,172,903)
                                                            -----------    -----------

         Net cash used for financing activities                (774,837)    (9,218,030)
                                                            -----------    -----------

Net increase in cash and cash equivalents                       316,675         55,155

Cash and cash equivalents, beginning of period                1,412,465      1,209,070
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $ 1,729,140    $ 1,264,225
                                                            ===========    ===========

Non cash activities:
   Decrease in unrealized gain on MBS                       $   (27,416)   $    (1,147)
                                                            ===========    ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                      (In Liquidation as of June 30, 2004)

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

      As a result of the payoff of the Harbor Club Apartments PIM on June 24, 2004, the Partnership is in the process of winding up its business, which it expects to complete in the third quarter of 2004. The Partnership will sell its remaining MBS and then make a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of June 30, 2004 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $160,000, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Partnership in the third quarter of 2004.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

      The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected through the anticipated liquidation in the third quarter of 2004. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      On June 24, 2004, the borrower of the Harbor Club Apartments PIM paid off the Subordinated Promissory Note and the GNMA MBS. On June 24, 2004, the Partnership received $565,000 which represents a partial return of the interest rate rebate which had previously been recorded as a reduction in basic interest. On July 15, 2004, the Partnership received $12,719,458 from the GNMA MBS related to Harbor Club. On July 28, 2004, the Partnership paid a special distribution of $1.00 per Limited Partner interest from the proceeds received.

3.    MBS

      At June 30, 2004, the Partnership's MBS portfolio had an amortized cost of $878,507 and gross unrealized gains of $51,497. The portfolio has maturities ranging from 2016 to 2024.

                   KRUPP INSURED PLUS-III LIMITED PARTNERSHIP

                      (In Liquidation as of June 30, 2004)

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 2004 is as follows:

                                                                    Accumulated       Total
                                     Limited         General       Comprehensive     Partners'
                                     Partners        Partners         Income          Equity
                                   ------------    ------------    -------------   ------------
Balance at December 31, 2003       $ 15,528,672    $   (199,025)   $     78,913    $ 15,408,560

Net income                              660,018          20,413              --         680,431

Quarterly distributions                (766,210)         (8,627)             --        (774,837)

Change in unrealized gain on MBS             --              --         (27,416)        (27,416)
                                   ------------    ------------    ------------    ------------

Balance at June 30, 2004           $ 15,422,480    $   (187,239)   $     51,497    $ 15,286,738
                                   ============    ============    ============    ============

5.    Subsequent Event

      On July 15, 2004, the Partnership sold its remaining MBS portfolio for $905,651, including accrued interest of $2,703. The gain realized from the sale was $51,497.

      At the time of the sale, the MBS portfolio had an amortized cost of $851,451 and a face value of $885,507. After the sale, the Partnership received $19,720 in additional face value from the July pass-through payment and will receive an additional $7,539 from the August pass-through payment.

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

Liquidity and Capital Resources

On June 24, 2004, the borrower of the Harbor Club Apartments PIM paid off the Subordinated Promissory Note and the GNMA MBS. On June 24, 2004, the Partnership received $565,000, which represents a partial return of the interest rate rebate which had previously been recorded as a reduction in basic interest. On July 15, 2004, the Partnership received $12,719,458 from the GNMA MBS related to Harbor Club. On July 28, 2004, the Partnership paid a special distribution of $1.00 per Limited Partner interest from the proceeds received.

As a result of the payoff of the Harbor Club Apartments PIM, the Partnership is in the process of winding up its business, which it expects to complete in the third quarter of 2004 with a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of June 30, 2004 from the going-concern basis to the liquidation basis of accounting.

At June 30, 2004, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.7 million as well as interest earned on the Partnership's cash and cash equivalents. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations during its liquidation and complete the Terminating Capital Transaction.

On July 15, 2004, the Partnership sold its remaining MBS portfolio for $905,651, including accrued interest of $2,703. The gain realized from the sale was $51,497.

The proceeds from the sale of the MBS will be included with other amounts available for distribution from the Terminating Capital Transaction and will be distributed to the Limited Partners during the third quarter of 2004 in a final liquidating distribution.

The Partnership is in the process of winding up its business and expects to make a Terminating Capital Transaction distribution, as defined in the Partnership Agreement, to the partners in the third quarter of 2004. Upon the occurrence of a Terminating Capital Transaction, the Partnership Agreement provides that losses from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing positive account balances (or if the amount would be insufficient to reduce those positive capital account balances to zero, then in proportion to any positive account balances). The Advisor has estimated that the loss from the Terminating Capital Transaction will be approximately $200,000. As of December 31, 2003, the General Partners had deficit account balances of approximately $408,000 and the Limited Partners had positive account balances of approximately $16,669,000. Therefore, all estimated losses from the Terminating Capital Transaction will be allocated, for tax purposes, to the Limited Partners to reduce their positive capital accounts. Amounts available for distribution from the Terminating Capital Transaction will be distributed to the Limited Partners. Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the remaining deficit balance in their capital accounts. The General Partners have estimated that the deficit balance will be approximately $417,000 which, after satisfaction of any other obligations of the Partnership, will also be distributed to the Limited Partners.

Critical Accounting Policies

The Partnership's critical accounting policy relates to the Partnership's estimates included in its liquidation basis accounting statements. The Partnership's policies are as follows:

The Partnership is in the process of winding up its business, which it expects to complete in the third quarter of 2004. In connection therewith, the Partnership has changed its basis of accounting as of June 30, 2004 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $160,000, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Partnership in the third quarter of 2004. This amount has been included in the Partnership's liabilities at June 30, 2004.

Results of Operations

The Partnership's net income increased for the three months ending June 30, 2004 as compared to the same period ending June 30, 2003 primarily due to an increase in basic interest on PIMs. This increase was partially offset by decreases in MBS interest income and other interest income and an increase in expense reimbursements to affiliates. The increase was also partially offset by the recording of the estimated liquidation costs of the Partnership. Basic interest on PIMs increased due to the partial return of the Harbor Club Apartments PIM interest rate rebate. MBS interest income decreased due to the Signature Point payoff in April 2003 and on-going principal collections on the single family MBS. Other interest income decreased due to significantly lower average cash balances available for short-term investing during the three months ended June 30, 2004 versus the three months ended June 30, 2003. Expense reimbursements to affiliates increased primarily due to a change in the cost of services associated with the wind-down of the Partnership's activities and anticipated liquidation of the Partnership's assets. The recording of estimated liquidation costs is due to the Partnership changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Partnership recorded an estimate in the second quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in the third quarter of 2004.

The Partnership's net income decreased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to decreases in MBS interest income and other interest income and an increase in expense reimbursements to affiliates. The decrease was also due to the recording of the estimated liquidation costs of the Partnership. The decrease was partially offset by an increase in basic interest on PIMs and decreases in asset management fees and general and administrative expenses. MBS interest income decreased due to the Signature Point payoff in April 2003 and on-going principal collections on the single family MBS. Other interest income decreased primarily due to interest received in the first quarter of 2003 from the Partnership's distribution account. Expense reimbursements to affiliates increased primarily due to a change in the cost of services associated with the wind-down of the Partnership's activities and anticipated liquidation of the Partnership's assets. The recording of estimated liquidation costs is due to the Partnership changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Partnership recorded an estimate in the second quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in September 2004. Basic interest on PIMs increased due to the partial return of the Harbor Club Apartments PIM interest rate rebate. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collection and payoffs. General and administrative expense was greater during the first six months of 2003 primarily due to additional printing costs relating to the SEC filing and legal costs associated with the Berkshire Income Realty, Inc. exchange offer.

Off Balance Sheet Arrangements

The Partnership has no off balance sheet arrangements as described in Item 303
(a) (4) (ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Partnership has no contractual obligations as contemplated by Item 303 (a)
(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Partnership's most recent completed fiscal year.

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

At June 30, 2004, the Partnership includes in cash and cash equivalents approximately $1.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Senior Vice President and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. The Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

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

      None

Item 5. Other information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (31.1) Senior Vice President Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2) Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 11, 2004